Form 10-Q
period 1995-03-31
WEDGESTONE FINANCIAL INC
filed 1995-08-01
CIK 315621

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


         (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              FOR THE PERIOD ENDED
                                 MARCH 31, 1995

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                                       TO
                          ----------         ----------

                         COMMISSION FILE NUMBER 1-8984


                              WEDGESTONE FINANCIAL
             (Exact name of registrant as specified in its charter)

            MASSACHUSETTS                              04-26950000
    State or other jurisdiction of             I.R.S./Employer Identification
    incorporation or organization                        Number

        5200 N. IRWINDALE AVENUE, SUITE 168, IRWINDALE, CALIFORNIA 91706
               Address of registrant's principal executive offices

                                 (818) 338-3555
                         Registrant's telephone number


Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.
                          [ X ] YES      [   ] NO


   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities
        Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                          [ X ] YES      [   ] NO

    Shares of Beneficial Interest Outstanding as of May 12, 1995: 21,785,668
       Special Income Shares Outstanding as of November 11, 1994: 565,406

                              Wedgestone Financial

                                      Index

                                                                            Page
Part 1   Financial Information

      Item 1    Financial Statements

        Consolidated Balance Sheets - March 31, 1995 (unaudited) and
           December 31, 1994                                                  1.

        Consolidated Statements of Operations (unaudited) for the Three
           Months Ended March 31, 1995 and 1994                               2.

        Consolidated Statements of Shareholders' Equity (unaudited) for
           The Three Months Ended March 31, 1995 and 1994                     3.

        Consolidated Statements of Cash Flows (unaudited) for the Three
           Months Ended March 31, 1995 and 1994                               4.

        Notes to Unaudited Consolidated Financial Statements                  5.

     Item 2    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         8.

Part 2   Other Information

     Item 1    Legal Proceedings                                             10.

     Item 6    Exhibits and Reports on Form 8-K                              10.

Signatures                                                                   11.


 WEDGESTONE FINANCIAL AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

 AS OF MARCH 31, 1995 and DECEMBER 31, 1994


                                                                                         (Unaudited)
                                                                                       1995                          1994
                                                                                       ----                          ----
ASSETS
Current Assets:
Cash ...........................................................................   $     92,861                $    178,876
Accounts and other receivables -
   (net of allowances of $356,445 and $202,077
   in 1995 and 1994, respectively) (Note 1) ....................................      6,466,704                   4,451,871
Inventories (Notes 1 and 2) ....................................................      4,913,850                   3,610,135
Prepaid expenses and other assets ..............................................        223,171                     194,018
Deferred income taxes ..........................................................        315,946                     315,946
   Total Current Assets ........................................................     12,012,532                   8,750,846
                                                                                  -------------                 -----------
Notes receivable - net (Note 1) ................................................      1,137,235                     650,000
Mortgage notes receivable - net (Note 1) .......................................         84,132                      84,874
Real estate acquired by foreclosure - net (Note 1) .............................        992,076                     964,766
Property, plant and equipment-net ..............................................      3,669,085                   2,509,979
Goodwill .......................................................................        206,367                     217,268
Deferred income taxes ..........................................................        973,778                     973,778
Other assets ...................................................................      1,367,577                     239,148
                                                                                  -------------                 -----------
                                                                                      8,430,250                   5,639,813
                                                                                  -------------                 -----------
                                                                                    $20,442,782                 $14,390,659
                                                                                  =============                 ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Revolving and current portion of long-term debt (Note 1) $2,032,525 ............   $  1,031,978
Accounts payable ...............................................................      3,736,014                   2,974,419
Accrued payroll and related expenses ...........................................        419,952                     399,730
Other accrued expenses .........................................................      1,371,108                     926,166
   Total Current Liabilities ...................................................      7,559,599                   5,332,293
                                                                                  -------------                 -----------
Long-term debt (Note 1) ........................................................      8,946,051                   5,676,021
   Total liabilities ...........................................................     16,505,650                  11,008,314
Commitments and contingencies ..................................................           --                          --
                                                                                  -------------                 -----------
                                                                                     16,505,650                  11,008,314

Shareholders' Equity:
Special Income Shares-no par value:
   authorized-613,928 shares; issued and
   outstanding-565,406 .........................................................           --                          --
Shares of Beneficial Interest-par value
   $1.00 per share:  authorized - unlimited shares;
   issued and outstanding- 21,785,668 shares ...................................     21,785,668                  20,385,668
Additional paid-in capital .....................................................     31,396,420                  32,376,419
Accumulated deficit ............................................................    (49,244,956)                (49,379,742)
   Total Shareholders' Equity ..................................................      3,937,132                   3,382,345
                                                                                  -------------                 -----------
                                                                                    $20,442,782                 $14,390,659
                                                                                  =============                 ===========

See notes to consolidated financial statements .................................


 WEDGESTONE FINANCIAL AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS

 FOR THE THREE MONTHS ENDED MARCH 31, 1995 and 1994

 (Unaudited)


                                                          1995           1994
                                                          ----           ----
Net sales ........................................    $12,043,171     $8,267,890

Cost of sales ....................................      8,447,348      5,906,376
                                                      -----------     ----------
Gross profit .....................................      3,595,823      2,361,514

Selling, general and administrative expenses .....      3,087,836      2,033,651
                                                      -----------     ----------
Operating income .................................        507,987        327,863

Goodwill amortization ............................         10,901         10,901
Interest expense .................................        350,700        189,815
                                                      -----------     ----------
Income before taxes ..............................        146,386        127,147

Provision for income taxes .......................         11,600         72,322
                                                      -----------     ----------
Net income .......................................    $   134,786    $    54,825
                                                      ===========    ===========

Net income per share: (Note 1)

   Shares of Beneficial Interest .................    $      0.01    $      0.00
                                                      ===========    ===========

   Special Income Shares .........................           --             --
                                                      ===========    ===========

Weighted average number of shares outstanding:

Shares Of Beneficial Interest ....................     21,785,668     20,385,668
                                                      ===========    ===========

Special Income Shares ............................        565,406        565,406
                                                      ===========    ===========


 See notes to consolidated financial statements.



WEDGESTONE FINANCIAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 1995 and 1994

(Unaudited)








                                                                                        Additional
                                                         Shares of  Beneficial           paid-in        Accumulated
                                                              Interest                   capital          deficit         Total
                                                    ----------      ------------      ------------      -----------     ------------
                                                       Shares          Amount
                                                       ------          ------

Balance at January 1, 1994 ..................       20,385,668      $ 20,385,668      $ 33,045,539      ($50,872,79     $  2,558,413

Distributions to Standun (Note 1) ...........         (415,229)         (415,229)

Net income ..................................           54,825            54,825
                                                    ----------      ------------      ------------      -----------     ------------
Balance at March 31, 1994 ...................       20,385,668      $ 20,385,668      $ 32,630,310      ($50,817,96     $  2,198,009
                                                    ==========      ============      ============      ===========     ============





Balance at December 31, 1994 ................       20,385,668      $ 20,385,668      $ 32,376,419      ($49,379,74     $  3,382,345

Issuance of shares of beneficial
 interest to
 secure third party debt guarantee ..........        1,200,000         1,200,000          (840,000)                          360,000

Issuance of shares of beneficial
 interest in
 exchange for acquisition services ..........          200,000           200,000          (140,000)                           60,000

Net income ..................................          134,786           134,786
                                                    ----------      ------------      ------------      -----------     ------------

Balance at March 31, 1995 ...................       21,785,668      $ 21,785,668      $ 31,396,420      ($49,244,95     $  3,937,132
                                                    ==========      ============      ============      ===========     ============



                 See notes to consolidated financial statements


 WEDGESTONE FINANCIAL AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS

 FOR THE THREE MONTHS ENDED MARCH 31, 1995 and 1994

 (Unaudited)

                                                            1995        1994
                                                            ----        ----
Cash Flows from Operating Activities:
Net income ............................................  $ 134,786    $  44,438
   Adjustments to reconcile net income to net
     cash used in operating activities:
   Depreciation and amortization ......................    178,062      172,960
   Loss on disposal of assets (net) ...................          0       10,387

   Changes in operating assets and liabilities:
   Accounts and other receivable ......................   (606,633)    (714,024)
   Inventories ........................................     63,740     (476,516)
   Prepaid expenses and other current assets ..........    (29,153)     (61,789)
   Accrued payroll and related expenses ...............     20,222      (38,160)
   Other accrued expenses .............................     27,952      345,302
   Accounts payable ...................................    761,595      527,845
   Other assets .......................................          0        1,658
   Other liabilities ..................................          0     (234,627)
                                                         ---------    ----------
Net cash provided by (used in) operating activities ...    550,571     (422,526)
                                                         ---------    ----------

Cash Flows from Investing Activities:
   Investment revenues
   Proceeds from sale of real estate and equipment ....          0       38,917
   Proceeds from repayment of mortgage notes receivable        743       49,960
   Investment expenditures
   Notes receivable ...................................   (191,654)           0
   Investment in subsidiary ...........................   (207,695)           0
   Capital expenditures ...............................   (128,090)     (68,478)
   Investment in real estate ..........................    (27,310)           0
                                                         ---------    ----------
Net cash provided by (used in) investing activities ...   (554,007)      20,399
                                                         ---------    ----------

Cash Flows from Financing Activities:
   Distributions to Standun ...........................          0     (415,226)
   Repayment of term debt .............................    (36,959)     (47,188)
   Net borrowings (repayments) on revolving debt ......    (45,620)     869,573
                                                         ---------    ----------
Net cash provided by (used in) financing activities ...    (82,579)     407,159
                                                         ---------    ----------

Net increase (decrease) in cash .......................    (86,014)       5,032
Cash at beginning of period ...........................    178,876       26,705
Cash at end of period .................................  $  92,861    $  31,737
                                                         =========    ==========


 See notes to consolidated financial statements.

                      WEDGESTONE FINANCIAL AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


               For the Three Months Ended March 31, 1995 and 1994






NOTE 1.  Background and Basis of Presentation:

History of the Company - Wedgestone Financial ("Wedgestone") was formed in 1980 as a real estate investment trust ("REIT") and, on August 9, 1991, filed for bankruptcy. On August 3, 1992, Wedgestone's plan of reorganization (the "Plan") became effective and the accompanying financial statements reflect the effect of transferring a significant portion of the liabilities (including previously accrued bankruptcy administrative costs) to IRP, Inc., a non-controlled subsidiary of Wedgestone established to liquidate the transferred assets for the benefit of Wedgestone's creditors.

Acquisitions - Subsequent to the confirmation of the Plan in May 1992, Wedgestone has acquired three manufacturing operations. In June 1992, Wedgestone acquired St. James Automotive Corp. ("St. James") in exchange for 6,795,220 shares of beneficial interest of Wedgestone and accounted for this acquisition as a purchase. On November 18, 1994, Wedgestone acquired the "Automotive Segment" of Standun, Inc. ("Standun"), which consisted of the Fey Automotive Products Division ("Fey") and Sigma Plating Co., Inc. ("Sigma") in exchange for 6,795,223 shares of beneficial interest of Wedgestone and the assumption of approximately $1,104,000 of outstanding debt due to related parties of both Wedgestone and Standun, and certain other liabilities. The shareholders of Standun owned, directly or indirectly, approximately 48% of Wedgestone prior to the acquisition and, as a result, this acquisition has been accounted for as a "put-together" which is similar to the pooling of interest method of accounting. On January 9, 1995 Wedgestone's acquired substantially all of the assets of Hercules Bumpers, Inc. Hercules manufactures and distributes rear bumpers for both domestic and foreign light duty trucks. The purchase price for the assets acquired was the assumption of certain debt and other liabilities approximating $4.4 million. In addition, certain debt is being guaranteed jointly and severally by Charles W. Brady ("Brady"), the principal shareholder of Hercules, and Chattahoochee Leasing Corporation ("CLC"), a corporation controlled by Brady. In exchange for this guarantee, Brady received a promissory note in the amount of $300,000 and 1,200,000 shares of beneficial interest of Wedgestone. CLC received a promissory note for $100,000 which is secured by 100,000 shares of beneficial interest of Wedgestone in consideration for an agreement to pay a liability of Hercules.

Basis of Presentation and Principles of Consolidation - The accompanying consolidated financial statements include the operations of Wedgestone and give retroactive effect to the acquisition of

Fey and Sigma for all periods presented. As a result, the financial position, results of operations and cash flows are presented as if Wedgestone, Fey and Sigma had been consolidated for all periods presented. The consolidated statements of changes in Wedgestone's shareholders' equity reflect the Wedgestone shares of beneficial interest issued to effect the Fey and Sigma acquisition as if they were outstanding for all periods presented. The results of operations and cash flows presented include the results of operations and cash flows of Hercules since its date of acquisition.

The consolidated financial statements include the accounts of Wedgestone and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The consolidated financial statements do not include the operations of IRP. Wedgestone has no control or influence over the operational decisions of IRP, and has no representation on the Board of Directors or management of IRP. In addition, at this time, management believes Wedgestone will receive no benefit from, or incur any liability from the liquidation of IRP.

The financial statements included in the this Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

Income  Per  Share of  Beneficial  Interest  - Income  per  share of  beneficial
interest  is  calculated  based  on  weighted  average   outstanding  shares  of
beneficial interest.


NOTE 2.  Inventories:


Inventories consist of the following:

                                                March 31,           December 31,
                                                 1995                    1994
                                              ------------          ------------
Finished goods .....................          $ 2,660,543           $ 2,397,771
Work in progress ...................              972,112               783,303
Raw materials ......................            1,648,458               711,648
                                              ------------          ------------
                                                5,281,113             3,892,722
Less Reserves ......................             (367,263)             (282,587)
                                              ------------          ------------
                                              $ 4,913,850           $ 3,610,135
                                              ============          ============

NOTE 3:  Related Parties:

In connection with the Hercules acquisition, Resource Holdings Associates and PFG Corp. ("PFG"), both of which are controlled by certain Wedgestone shareholders, received a fee of $220,000 consisting of $160,000 and 200,000 shares of beneficial interest of Wedgestone at a valuation price of $.30 per share.

On January 25, 1995, Wedgestone entered into a five year agreement with PFG and Wedgestone Partners, an affiliate of the aforementioned shareholders, to provide advisory services to Hercules with respect to its operations, expansion and financing activities at an aggregate amount of $175,000 per year.


NOTE 4.  Supplemental Schedule of Non-cash Investing Activities:

In connection with the January 9, 1995 acquisition of Hercules, Wedgestone assumed liabilities to acquire assets as follows:

                Accrued expenses .................   $  441,775
                Revolver and other debt ..........    3,953,154
                                                     ----------
                Total liabilities assumed ........   $4,394,929
                                                     ==========

                Receivables, inventories and other
                   assets ........................   $3,196,752
                Property, Plant and Equipment ....    1,198,177
                                                     ----------
                Total assets acquired ............   $4,394,929
                                                     ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

Wedgestone Financial (the "Company") is primarily engaged in the business of manufacturing automotive products for the light duty truck aftermarket. The Company has three manufacturing plants located in Irwindale, California, St. James, Minnesota and Pelham, Georgia.

Results of Operations

Revenues and Gross Margin: Net Sales increased 46% to $12 million for the first quarter of 1995 from net sales of $8.3 million for the same period last year. On January 9, 1995, the Company, through a wholly owned subsidiary ("Hercules") purchased substantially all of the assets of Hercules Bumpers, Inc. Hercules sales for the three months ended March 31, 1995 were $2,765,800 or 73% of Wedgestone's $3,775,300 increase in sales over the same period in 1994. Sales of all other automotive subsidiaries increased by 12% in the first quarter of 1995 compared to 1994. Cost reductions and manufacturing efficiencies due to sales volume increases continue to have a favorable impact on gross margins which increased to 29.9% in 1995 from 28.6% in 1994.

Distribution, Sales and Marketing Expenses: During the three months ended March 31, 1995, the Company started a process of restructuring its distribution system to enhance both profitability and customer service through the consolidation of inventories. This process has resulted in the closure of one distribution facility and the consolidation of another with the newly acquired Hercules facility. As a result, distribution costs fell as a percentage of sales to 8.6% in 1995 from 9.4% in 1994. These savings are net of approximately $60,000 in costs incurred to close the one facility and relocate the second. Hercules sales and marketing costs for the three months ended March 31, 1995 were $493,800 or 77% of the Company's $628,200 increase in sales and marketing costs over the same period in 1994. The $112,000 increase in non-Hercules sales and marketing costs represents a greater investment on the part of the Company to enhance the public's awareness of its automotive products in both the retail and crash parts markets.

Administrative Expenses: Hercules administrative expenses for the three months ended March 31, 1995 were $315,800 or 74% of the Company's $426,000 increase in administrative expenses over the same period in 1994. Contributing to the $110,200 increase in non-Hercules administrative expenses are $29,500 in additional travel costs associated with the Hercules acquisition and $24,000 in additional bank, legal and audit fees.

Operating Income: As a result of the foregoing, total operating income grew by 55% to $506,000 from $327,900 for the three months ended March 31, 1995 and 1994, respectively. 1995 includes $65,000 in operating losses incurred at the Hercules subsidiary. Management is continuing to modify the Hercules operations and is unable to forecast the effect of these changes at this time.

Interest Expense: Interest expense increased $143,400 for the period ended March 31, 1995 over the same period in 1994. $133,200 of this increase is attributable to financing the Hercules acquisition.

Net Income: Net income grew by 146% to $134,800 from $54,825 for the three months ended March 31, 1995 and 1994 respectively.


Liquidity and Capital Resources

The Company finances its business activities through the cash flow from operations with additional debt obtained primarily for working capital and acquisitions. In connection with the acquisition of substantially all of the assets of Hercules Bumpers, Inc. on January 9, 1995, a wholly owned subsidiary of the Company assumed certain debt consisting of i) a revolving credit note of $3.7 million; ii) an industrial revenue bond of $112,000 due January 1, 1996;
iii) an industrial revenue bond of $285,000 due March 1, 1999; and iv) certain other liabilities totalling $300,000. In addition, the subsidiary issued notes payable totalling $400,000 and issued 1,200,000 shares of beneficial interest to the guarantor of the acquired indebtedness and his related company.

For the three months ended March 31, 1995 the Company invested $208,000 in organizational costs associated with the acquisition of Hercules and $128,000 in capital equipment. These investments were mostly funded through $550,600 in cash flows from operating activities. On March 31, 1995 the Company refinanced $400,000 in notes payables issued in connection with the Hercules acquisition.

In connection with the acquisition of certain assets of Fey and Sigma, the Company, through certain wholly-owned subsidiaries, entered into a three-year $7.5 million revolving credit line (the "revolver") with a financial institution. The revolver provides for borrowings based on a percentage of inventory and accounts receivable. The revolver also includes equipment term loans approximating $1.7 million at March 31, 1995. Interest on the outstanding borrowings accrues at prime plus 2.5%. At March 31, 1995, the interest rate on the revolver was 11.5% The revolver contains certain covenants which, among other things, requires the maintenance of minimum working capital and equity.

The Company has a loan outstanding from a related party totalling $686,400 as of March 31, 1995 (the "Rockaway Loan") which matures in January, 1997. Under this credit agreement, the borrowings are collateralized by substantially all of the assets of the Company.

To the extent that the Company expands its operations and makes additional acquisitions, it will need to obtain additional funding from institutional lenders and other sources. The Company's ability to use equity in obtaining funding may be limited by its desire to preserve certain tax attributes including its net operating loss carry forwards.

                                     PART II

                                OTHER INFORMATION

Item 1    Legal Proceedings

Bankruptcy Claims

On October 30, 1992, a group calling itself the "Equity Security Holders Committee of Wedgestone Financial" (the "Committee") filed a complaint (the "Complaint") commencing an adversary proceeding in the United States Bankruptcy Court for the District of Massachusetts. Wedgestone requested the Bankruptcy Court to sanction the Committee for its failure to respond to discovery demands and to dismiss the adversary proceeding if the Committee failed to respond to the discovery prior to a date established by the Court. On May 20, 1993, the Court dismissed the proceeding. The Committee appealed the dismissal to the District Court and it was denied. The Committee appealed to the First Circuit, and on March 1, 1995, the appeal was denied. The Committee subsequently requested a rehearing by the Court of Appeals for the First Circuit. On March 22, 1995, the Court denied the petition for rehearing.


Item 6    Exhibits and Reports on Form 8-K

A report on Form 8-K was filed on January 23, 1995, relating to the acquisition of substantially all of the assets of Hercules Bumpers, Inc.

An amended report containing financial information on Form 8-K/A was filed on January 27, 1995, relating to the acquisition of certain automotive business segment assets of Standun, Inc.

An amended report containing financial information on Form 8-K/A was filed on March 22, 1995, relating to the acquisition of substantially all of the assets of Hercules Bumpers, Inc.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Wedgestone Financial



Date:  May 12, 1995                        By: /s/   Jeffrey S. Goldstein
                                              ---------------------------------
                                              President and Treasurer
                                              (Principal Executive and Financial
                                               Officer)






The name "Wedgestone Financial" (Formerly Wedgestone Realty Investors Trust) is the designation of the Trustees under a Declaration of Trust dated March 12, 1980, as amended, and in accordance with such Declaration of Trust notice is hereby given that all persons dealing with Wedgestone Financial by so acting acknowledge and agree that such persons must look solely to the Trust property for the enforcement of any claims against Wedgestone Financial and that neither Trustees, Officers, employees, agents nor shareholders assume any personal liability for claims against the Trust or obligations entered into on behalf of Wedgestone Financial, and that respective properties shall not be subject to claims of any other person in respect of any such liability.