Form 10-Q
period 1995-06-30
WEDGESTONE FINANCIAL INC
filed 1995-08-10
CIK 315621

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------


                                    FORM 10-Q

       (Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                     for the period ended

                                        JUNE 30, 1995

         [   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
                          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                for the transition period from



                                       To
         --------------------                       --------------------


                         COMMISSION FILE NUMBER: 1-8984



                              WEDGESTONE FINANCIAL
             (Exact Name of Registrant as Specified in its Charter)

       MASSACHUSETTS                                 04-26950000
(State or other jurisdiction                      (I.R.S. Employer
      of incorporation)                        Identification Number)



                            5200 N. IRWINDALE AVENUE
                                    SUITE 168
                           IRWINDALE, CALIFORNIA 91706
                                 (818) 338-3555

          (Address, including zip code and telephone number, including area code of registrant's principal executive offices)



                           ---------------------------




Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such report(s) and (2) has been subject to filing requirements for the past 90 days.

                      [ X ]  YES                         [   ]   No

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities
        Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                      [ X ]   Yes                        [   ]   No

    SHARES OF BENEFICIAL INTEREST OUTSTANDING AS OF JULY 31, 1995: 21,885,668

================================================================================

                           TABLE OF CONTENTS

                                                                            PAGE
PART I   FINANCIAL INFORMATION

         Item 1  Financial Statements
                  Consolidated   Balance   Sheets  -  June  30,   1995
                  (unaudited) and December 31, 1994..........................  2

                  Consolidated  Statements of  Operations  (unaudited)
                  for the Three  Months and Six Months  Ended June 30,
                  1995 and 1994..............................................  3

                  Consolidated   Statements  of  Shareholders'  Equity
                  (unaudited)  for the  Three  Months  and Six  Months
                  Ended June 30, 1995 and 1994...............................  4

                  Consolidated  Statements  of Cash Flows  (unaudited)
                  for the Three  Months and Six Months  Ended June 30,
                  1995 and 1994..............................................  5

                  Notes to Unaudited Consolidated Financial Statements.......  6

         Item 2  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................  8



PART II  OTHER INFORMATION

                  Item 1   Legal Proceedings................................. 11

                  Signatures................................................. 12

                 WEDGESTONE FINANCIAL AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

               AS OF JUNE 30, 1995 AND DECEMBER 31, 1994



                                                    (UNAUDITED)
ASSETS                                                   1995            1994
                                                   ------------    ------------

Current Assets:
Cash ...........................................   $    268,709    $    178,876
Accounts and other receivables - (net
     of allowances of $334,148 and $202,077 in
     1995 and 1994, respectively) (Note 1) .....      7,876,109       4,451,871
Inventories (Notes 1 and 2) ....................      4,803,809       3,610,135
Prepaid expenses and other assets ..............        311,492         194,018
Deferred income taxes ..........................        315,946         315,946
                                                   ------------    ------------
     Total Current Assets ......................     13,576,065       8,750,846
                                                   ------------    ------------

Notes receivable - net (Note 1) ................        650,000         650,000
Mortgage notes receivable - net (Note 1) .......         84,243          84,874
Real estate acquired by foreclosure - net
   (Note 1) ....................................      1,016,344         964,766
Property, plant and equipment - net ............      4,050,643       2,509,979
Goodwill .......................................        195,466         217,268
Deferred income taxes ..........................        973,778         973,778
Other Assets ...................................      1,511,923         239,148
                                                   ------------    ------------
                                                      8,482,397       5,639,813

     Total Assets ..............................   $ 22,058,462    $ 14,390,659
                                                   ============    ============



LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt (Note 1) .....   $  2,631,880    $  1,031,978
Accounts payable ...............................      3,933,705       2,974,419
Accrued payroll and related expenses ...........        462,877         399,730
Other accrued expenses .........................      1,377,779         926,166
                                                   ------------    ------------
     Total Current Liabilities .................      8,406,241       5,332,293

Long-term debt (Note 1) ........................      8,879,319       5,676,021
                                                   ------------    ------------
     Total liabilities .........................     17,285,560      11,008,314
                                                   ------------    ------------


Commitments and contingencies ..................             --              --

Shareholders' Equity:

Shares of Beneficial Interest-par value
     $1.00 per share: authorized - unlimited
     shares: issued and outstanding -
     21,885,668 shares .........................     21,885,668      20,385,668
Additional paid-in capital .....................     31,396,419      32,376,419
Accumulated deficit ............................    (48,509,186)    (49,379,742)
                                                   ------------    ------------
     Total Shareholders' Equity ................      4,772,901       3,382,345
                                                   ------------    ------------

     Total Liabilities and Shareholders' Equity    $ 22,058,462    $ 14,390,659
                                                   ============    ============

            See notes to consolidated financial statements



                 WEDGESTONE FINANCIAL AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF OPERATIONS

   FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                              (UNAUDITED)





                                                   Three Months Ended June 30,     Six Months Ended June 30,
                                                       1995            1994            1995            1994
                                                   -----------     -----------     -----------     -----------

Net sales ....................................     $12,752,148     $ 9,172,828     $24,795,319     $17,440,718
Cost of sales ................................       8,637,451       5,888,811      17,084,799      11,795,187
                                                   -----------     -----------     -----------     -----------
Gross profit .................................       4,114,697       3,284,017       7,710,520       5,645,531

Selling, general and administrative expenses .       2,967,882       2,433,941       6,055,718       4,467,592
                                                   -----------     -----------     -----------     -----------
Operating income .............................       1,146,815         850,076       1,654,802       1,177,939

Goodwill amortization ........................          10,901          10,901          21,802          21,802
Interest expense .............................         320,480         109,918         671,180         238,421
                                                   -----------     -----------     -----------     -----------
Income before taxes ..........................         815,434         729,257         961,820         917,716

Provision for income taxes ...................          79,664         259,370          91,264         331,692
                                                   -----------     -----------     -----------     -----------
Net income ...................................     $   735,770     $   469,887     $   870,556     $   586,024
                                                   ===========     ===========     ===========     ===========

Net income per share:  (Note 1)
     Shares of Beneficial Interest ...........     $      0.03     $      0.02     $      0.04     $      0.03
                                                   ===========     ===========     ===========     ===========

Weighted average number of shares outstanding:
     Shares of Beneficial Interest ...........      21,786,767      20,385,668      21,699,551      20,385,668
                                                   ===========     ===========     ===========     ===========




            See notes to consolidated financial statements

                                  -3-


                 WEDGESTONE FINANCIAL AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

            FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                              (UNAUDITED)


                                                                                          Additional
                                                             Shares of Beneficial           paid-in      Accumulated
                                                                   Interest                 capital       deficit            Total
                                                          --------------------------    ------------    ------------    ------------
                                                            Shares           Amount

Balance at January 1, 1994 ..........................     20,385,668    $ 20,385,668    $ 33,045,539    ($50,872,794)   $ 2,558,413
Distributions to Standun (Note 1) ...................                                       (886,946)                      (886,946)
Net Income ..........................................                                                        586,021        586,021
                                                          ----------    ------------    ------------    -------------   ------------
Balance at June 30, 1994 ............................     20,385,668    $ 20,385,668    $ 32,158,593    ($50,286,773)   $ 2,257,488
                                                          ==========    ============    ============    =============   ============

Balance at January 1, 1995 ..........................     20,385,668    $ 20,385,668    $ 32,376,419    ($49,379,742)   $ 3,382,345
Issuance of shares of beneficial interest to
     secure third party debt guarantee (Note 1) .....      1,200,000       1,200,000        (840,000)                       360,000
Issuance of shares of beneficial interest in
     exchange for acquisition services (Note 1) .....        200,000         200,000        (140,000)                        60,000
Issuance of shares of beneficial interest to
     payoff outstanding debt (Note 1) ...............        100,000         100,000                                        100,000

Net income ..........................................                                                        870,556        870,556
                                                          ----------    ------------    ------------    -------------   ------------

Balance at June 30, 1995 ............................     21,885,668    $ 21,885,668    $ 31,396,419    ($48,509,186)   $ 4,772,901
                                                          ==========    ============    ============    =============   ============




            See notes to consolidated financial statements


                 WEDGESTONE FINANCIAL AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

   FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                              (UNAUDITED)



                                                                        Three Months Ended June 30,      Six Months Ended June 30,
                                                                              1995            1994            1995            1994
                                                                        -----------     -----------     -----------     -----------
Cash Flows from Operating Activities:
Net income .........................................................    $   735,770     $   469,887     $   870,556     $   586,024
     Adjustments to reconcile net income to net
       cash used in operating activities:
         Depreciation and amortization .............................        272,692         236,661         516,772         409,621

     Changes in operating assets and liabilities:
         Accounts and other receivables ............................     (1,217,752)       (507,715)     (2,016,039)     (1,221,739)
         Inventories ...............................................        110,041        (318,398)        173,781        (794,914)
         Prepaid expenses and other current assets .................        (88,321)        (84,224)       (117,474)       (146,013)
         Accrued payroll ...........................................         42,925         137,016          63,147          98,856
         Other accrued expenses ....................................          6,671         490,951          34,623         774,941
         Accounts payable ..........................................        197,691         294,782         959,286         822,627
         Other assets ..............................................       (117,533)            400        (130,642)          2,058
         Other liabilities .........................................              0          52,726               0        (181,901)
                                                                        -----------     -----------     -----------     -----------
     Net cash provided by (used in) operating activities ...........        (57,816)        772,086         354,010         349,560
                                                                        -----------     -----------     -----------     -----------
     Cash Flows from Investing Activities:
       Investment revenues
         Proceeds from sale of real estate and equipment ...........              0               0               0          38,917
         Proceeds from repayment of mortgage notes receivable ......              0             618             743          50,578
       Investment expenditures
         Notes receivable ..........................................              0          35,000               0          35,000
Investment in subsidiary........ ...................................        (97,331)              0        (357,935)              0
         Capital expenditures ......................................       (277,252)        (81,246)       (405,342)       (149,724)
         Investment in real estate .................................        (24,379)         (4,031)        (51,690)         (4,031)
                                                                        -----------     -----------     -----------     -----------
     Net cash (used in) investing activities .......................       (398,962)        (49,659)       (814,224)        (29,260)
                                                                        -----------     -----------     -----------     -----------

     Cash Flows from Financing Activities:
         Distributions to Standun ..................................              0        (471,720)              0        (886,946)
         Repayment of term debt ....................................       (234,658)       (121,793)       (271,617)       (168,981)
         Net borrowings (repayments) on revolving debt .............        867,284         135,459         821,664       1,005,032
                                                                        -----------     -----------     -----------     -----------
     Net cash provided by (used in) financing activities ...........        632,626        (458,054)        550,047         (50,895)
                                                                        -----------     -----------     -----------     -----------

     Net increase in cash ..........................................        175,848         264,373          89,833         269,405

     Cash at beginning of period ...................................         92,861          31,737         178,876          26,705
                                                                        -----------     -----------     -----------     -----------
     Cash at end of period .........................................    $   268,709     $   296,110     $   268,709     $   296,110
                                                                        ===========     ===========     ===========     ===========

            See notes to consolidated financial statements

                 WEDGESTONE FINANCIAL AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994

NOTE 1.     BACKGROUND AND BASIS OF PRESENTATION

         History of the Company - Wedgestone Financial ("Wedgestone" or the "Company") was formed in 1980 as a real estate investment trust ("REIT") and, on August 9, 1991, filed for bankruptcy. Wedgestone's plan of reorganization (the "Plan") became effective on August 3, 1992.

         Acquisitions - Since May 1992, Wedgestone has acquired three manufacturing operations. In June 1992, Wedgestone acquired St. James Automotive Corp. ("St. James") in exchange for 6,795,220 shares of beneficial interest of Wedgestone and accounted for this acquisition as a purchase. On November 18, 1994, Wedgestone acquired the "Automotive Segment" of Standun, Inc. ("Standun"), which consisted of the Fey Automotive Products Division ("Fey") and Sigma Plating Co., Inc. ("Sigma") in exchange for 6,795,223 shares of beneficial interest of Wedgestone and the assumption of approximately $1,104,000 of outstanding debt due to related parties of both Wedgestone and Standun, and certain other liabilities. The shareholders of Standun owned, directly or indirectly, approximately 48% of Wedgestone prior to the acquisition and, as a result, this acquisition has been accounted for as a "put-together" which is similar to the pooling of interest method of accounting. On January 9, 1995 Wedgestone's acquired substantially all of the assets of Hercules Bumpers, Inc. Hercules manufactures and distributes rear bumpers for both domestic and foreign light duty trucks. The purchase price for the assets acquired was the assumption of certain debt and other liabilities approximating $4.4 million. In addition, certain debt is being guaranteed jointly and severally by Charles W. Brady ("Brady"), the principal shareholder of Hercules, and Chattahoochee Leasing Corporation ("CLC"), a corporation controlled by Brady. In exchange for this guarantee, Brady received a promissory note in the amount of $300,000 and 1,200,000 shares of beneficial interest of Wedgestone. CLC received a promissory note for $100,000 which was secured by 100,000 shares of beneficial interest of Wedgestone in consideration for an agreement to pay a liability of Hercules. In June, 1995, the Company exercised its right under the CLC Agreement and issued these shares to CLC and acquired the note.

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

         The consolidated financial statements include the accounts of Wedgestone and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The consolidated financial statements do not include the operations of IRP. IRP is a wholly-owned subsidiary of the Company established for the sole purpose of liquidating the transferred assets for the benefit of Wedgestone's creditors pursuant to the Plan. Wedgestone has no control or influence over the operational decisions of IRP, and has no representation on the Board of Directors or management of IRP. In addition, at this time, management believes Wedgestone will receive no benefit or incur any liability from the liquidation of IRP.

         The financial statements included in this Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994.

         The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflectsall adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

         Income Per Share of Beneficial Interest - Income per share of beneficial interest is calculated based on weighted average outstanding shares of beneficial interest.


NOTE 2.     INVENTORIES


         Inventories consist of the following:

                                              June 30,       December 31,
                                                1995             1994
                                            -----------      -----------
                  Finished goods ......     $ 2,418,621      $ 2,397,771
                  Work in progress ....       1,108,837          783,303
                  Raw materials .......       1,688,021          711,648
                                              5,215,479        3,892,722

                  Less Reserves .......        (411,670)        (282,587)
                                            -----------      -----------
                                            $ 4,803,809      $ 3,610,135
                                            ===========      ===========


NOTE 3. RELATED PARTIES

     Subsequent to the year ended December 31, 1994, in connection with the acquisition of the Automotive Segment of the Standun Inc., Resource Holdings Associates and PFG Corp. ("PFG"), both of which are controlled by certain Wedgestone shareholders, received a fee of $225,000.

     In connection with the Hercules acquisition, Resource Holdings Associates and PFG received a fee of $220,000 consisting of $160,000 and 200,000 shares of beneficial interest of Wedgestone at a valuation price of $.30 per share.

     On January 25, 1995, Wedgestone entered into a five year agreement with PFG and Wedgestone Partners, an affiliate of the aforementioned shareholders, to provide advisory services to Hercules with respect to its operations, expansion and financing activities at an aggregate amount of $175,000 per year.


NOTE 4. SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES

     In connection with the January 9, 1995 acquisition of Hercules, Wedgestone assumed liabilities to acquire assets as follows:

                  Accrued expenses ............     $  441,775
                  Revolver and other debt .....      3,953,154
                                                    ----------
                  Total liabilities assumed ...     $4,394,929
                                                    ==========

                  Receivables, inventories and
                  other assets ................     $2,901,172
                  Property, Plant and Equipment      1,493,757
                                                    ----------
                  Total assets acquired .......     $4,394,929
                                                    ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL:

     Wedgestone Financial (the "Company") is primarily engaged in the business of manufacturing automotive products for the light duty truck aftermarket. The Company has three manufacturing plants located in Irwindale, California, St. James, Minnesota and Pelham, Georgia.

RESULTS OF OPERATIONS

     In general, the light duty truck market remains strong and continues to show growth over 1994. While total Company sales perform ahead of 1994, sales of its more traditional product, rear step bumpers for light duty pickup trucks, have slowed to 90% of 1994 levels. Management believes that this is primarily due to the Company's alignment with a major domestic manufacturer of light duty trucks. As a result, difficulties experienced by this manufacturer in meeting on-going demand for light duty vehicles has directly impacted the Company's sales of rear step bumpers.

     The Company's alignment with this manufacturer represents an effort to enhance product sales by both developing new OEM relationships and strengthening the Company's long standing relationship with this manufacturer's products in the aftermarket. Management remains committed to this strategy. During this period management has continued to cultivate relationships with other domestic and foreign OEM's.

     Offsetting the forgoing has been a 59% growth in sales of the Company's tubular products manufactured by its St. James Automotive subsidiary. Sales of this product line are expected to continue to be strong reflecting the public's desire for tubular truck accessories and its acceptance of the Westin line as representing both quality and style.

THREE MONTHS ENDED JUNE 30, 1995 COMPARED TO THREE MONTHS ENDED JUNE 30, 1994

     Revenues: Net sales increased 39% to $12,752,100 for the second quarter of 1995 from net sales of $9,172,800 for the same period last year. On January 9, 1995, the Company, through a wholly owned subsidiary ("Hercules") purchased substantially all of the assets of Hercules Bumpers, Inc. Hercules sales for the three months ended June 30, 1995 were $3,100,400 or 87% of Wedgestone's $3,579,300 increase in sales over the same period in 1994. Sales of all other automotive subsidiaries increased by 5% in the second quarter of 1995 compared to 1994.

     Gross Margin: Gross margin on non-Hercules manufactured products increased to 37% for the second quarter of 1995 from 36% a year earlier. This increase is net of significant increases in the Company's cost of steel and other materials incurred during the period. Management implemented a price increase for its Fey products which took effect on June 1, 1995, and a similar price increase on Hercules products which took effect on July 1, 1995. These cost increases have been offset by improvements made in the cost structure of all manufacturing entities. Most recent are refinements at Fey and St. James resulting in 1995 scrap and warranty cost reductions of 34% and 45%, respectively. These improvements, along with declared dividends on workers compensation policies resulting from a 75% reduction in worker injury claims, have enhanced the Company's three month operating income by $290,100 in 1995.

     Distribution, Sales and Marketing Expenses: During the three months ended March 31, 1995, the Company started a process of restructuring its distribution system to enhance both profitability and customer service through the consolidation of inventories. This process has resulted in the closure of one distribution facility and the consolidation of another with the newly acquired Hercules facility. As a result, distribution costs fell 19% or $153,000 in the second quarter of 1995 over the same period in 1994. Hercules sales and marketing costs for the three months ended June 30, 1995 were $241,000 and, net of the aforementioned distribution savings, comprise all of the Company's $85,900 increase in sales and marketing costs over the same period in 1994.

     Administrative Expenses: Hercules administrative expenses for the three months ended June 30, 1995 were $344,600 or 77% of the Company's $448,000 increase in administrative expenses over the same period in 1994. Also included in the second quarter 1995 administrative costs is a one time charge for $225,000 in consulting fees associated with the Company's 1994 acquisition of Fey and Sigma. Offsetting these cost increases are savings generated by on-going efforts to reduce administrative expenditures throughout the Company.

     Operating Income: Total operating income grew by 35% to $1,146,800 from $850,100 for the three months ended June 30, 1995 and 1994, respectively. 1995 includes $17,300 in operating losses incurred at the Hercules subsidiary compared to $67,000 in losses incurred as of March 31, 1995 for the initial three months of operation of this facility.

     Interest Expense: Interest expense increased $210,600 for the three months ended June 30, 1995 over the same period in 1994 of which $138,600 is attributable to financing the Hercules acquisition.

     Net Income: Net income grew by 56% to $735,800 from $469,900 for the three months ended June 30, 1995 and 1994, respectively.


SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO SIX MONTHS ENDED JUNE 30, 1994

     Revenues: During the six months ended June 30, 1995 the Company's sales increased 42% to $24,795,300 compared to $17,440,700 for the same period in 1994. 80% of this increase is due to the acquisition of Hercules while sales of all other products increased 8%.

     Gross Margin: Gross margin decreased to 31% for the first six months of 1995 compared to 32% a year earlier. This decrease is due to increases in the Company's cost of steel and other materials which, in turn, led to price increases by the Company in June and July of 1995. These cost increases have been offset by improvements made in the cost structure of all manufacturing entities. Most recent are refinements at Fey and St. James resulting in 1995 scrap and warranty cost reductions of 34% and 45%, respectively. These improvements, along with declared dividends on workers compensation policies resulting from a 75% reduction in worker injury claims, have enhanced the Company's six month operating income by $290,100 in 1995.

     Distribution, Sales and Marketing Expenses: Compared to 1994, the acquisition of Hercules has added $733,900 to total distribution, sales and marketing costs while growth in the sales of other products and continuing efforts to enhance the visibility of the Fey and Westin lines have added an additional $109,000. Offsetting both of these increases are initial six month savings totaling $129,600 from restructuring the Company's distribution system. These savings are net of distribution restructuring costs totaling $60,000.

     Administrative Expenses: Hercules administrative expenses for the six months ended June 30, 1995 were $660,400 or 76% of the Company's $874,000 increase in administrative expenses over the same period in 1994. The increase in non-Hercules administrative expenses is due to a one time charge for $225,000 in consulting fees associated with the Company's 1994 acquisition of Fey and Sigma.

     Operating Income: Total operating income grew by 40% to $1,654,800 from $1,177,930 for the six months ended June 30, 1995 and 1994, respectively. 1995 includes $82,200 in operating losses incurred at the Hercules subsidiary. Management is continuing to modify the Hercules operations and is unable to forecast the effect of these changes at this time.

     Interest Expense: Interest expense increased $432,800 for the six months ended June 30, 1995 over the same period in 1994 of which $273,800 is attributable to financing the Hercules acquisition. The remaining increase of $159,000 is due to increased working capital requirements and the amortization of deferred financing costs associated with the November 1994 acquisition of Fey and Sigma.

     Net Income: Net income grew by 48% to $870,600 from $586,000 for the six months ended June 30, 1995 and 1994, respectively.

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

     In addition, the Company issued 1,200,000 shares of beneficial interest to the guarantor of the acquired indebtedness and his related company and Hercules issued notes payable totalling $400,000 which were subsequently re-financed on March 31, 1995.
     For the six months ended June 30, 1995, the Company invested $358,000 in organizational costs associated with the acquisition of Hercules, $51,700 in real estate acquired by foreclosure and $405,300 in capital equipment. These investments were funded through $354,100 in net cash flows from operating activities and $550,000 in borrowings under the Company's revolving credit agreements. Net cash flows from operating activities and revolver borrowings for the comparable period in 1994 were $349,600 and $1,005,000, respectively.

     In connection with the acquisition of certain assets of Fey and Sigma, the Company, through certain wholly-owned subsidiaries, entered into a three-year $7.5 million revolving credit line (the "revolver") with a financial institution. The revolver provides for borrowing based on a percentage of inventory and accounts receivable. The revolver also includes equipment term loans approximating $2.3 million at June 30, 1995. Interest on the outstanding borrowing accrues at prime plus 2.5%. At June 30, 1995, the interest rate on the revolver was 11.5% The revolver contains certain covenants which, among other things, requires the maintenance of minimum working capital and equity.

     The Company has a loan outstanding from a related party totalling $717,800 as of June 30, 1995 (the "Rockaway Loan") which matures in January, 1997. Borrowings under this credit agreement are collateralized by substantially all of the assets of the Company.

     To the extent that the Company expands its operations and makes additional acquisitions, it will need to obtain additional funding from institutional lenders and other sources. The Company's ability to use equity in obtaining funding may be limited by its desire to preserve certain tax attributes including its net operating loss carry forwards.

                                     PART II

                                OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

Bankruptcy Claims

     On May 25, 1995, the United States Bankruptcy Court for the District of Massachusetts issued an order establishing rights and obligations with respect to an outstanding loan under which income rights had been granted to certain Special Income Shareholders. The order released Wedgestone from all obligations regarding the loan and authorized the Company to transfer all loan documents to the Federal Deposit Insurance Corporation. In connection with this order, Wedgestone was directed to cancel the Special Income Shares subject to certain future distribution rights. The balance sheet and income statement presentation included in this registration has been changed to reflect this cancellation.

                                   SIGNATURES




     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             WEDGESTONE FINANCIAL



Date:                                        By: /s/   Jeffrey S. Goldstein
                                                 ------------------------------
                                             President and Treasurer
                                             (Principal Executive and Financial
                                             Officer)






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