Form 10-Q
period 1995-09-30
WEDGESTONE FINANCIAL INC
filed 1995-11-15
CIK 315621

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

                                   September 30, 1995

         [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                            for the transition period from


                                       To
-----------------------------------         ----------------------------------


                         Commission File Number: 1-8984


                              WEDGESTONE FINANCIAL
             (Exact Name of Registrant as Specified in its Charter)

      Massachusetts                                     04-26950000
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

                           ---------------------------

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports and (2) has been subject to filing requirements for the past 90 days.

                      [ X ]  Yes                       [   ]   No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                      [ X ]   Yes                      [   ]   No

  Shares of Beneficial Interest Outstanding as of November 10, 1995: 21,885,668


================================================================================


                                TABLE OF CONTENTS
                                                                                                         Page
PART I   FINANCIAL INFORMATION

         Item 1  Financial Statements
                  Consolidated Balance Sheets - September 30, 1995 (unaudited) and
                  December 31, 1994.........................................................................2

                  Consolidated Statements of Operations (unaudited) for
                  the Three Months and Nine Months Ended September 30, 1995 and 1994........................3

                  Consolidated Statements of Shareholders' Equity (unaudited) for the Nine Months Ended September 30, 1995 and 1994.........................................4

                  Consolidated Statements of Cash Flows (unaudited) for
                  the Three Months and Nine Months Ended September 30, 1995 and 1994........................5

                  Notes to Unaudited Consolidated Financial Statements......................................6

         Item 2   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................................................8



PART II  OTHER INFORMATION

                  Signatures...............................................................................11

                      WEDGESTONE FINANCIAL AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                 As of September 30, 1995 and December 31, 1994


                                                                                                   (Unaudited)
ASSETS                                                                                                1995                 1994
                                                                                                  ------------         ------------

Current Assets:
Cash                                                                                              $    178,566         $    178,876
Accounts and other receivables - (net of allowances of $404,984 and $202,077
     in 1995 and 1994, respectively) (Note 1)                                                        6,396,390            4,451,871
Inventories (Notes 1 and 2)                                                                          4,420,784            3,610,135
Prepaid expenses and other assets                                                                      539,777              194,018
Deferred income taxes                                                                                  315,946              315,946
                                                                                                  ------------         ------------
     Total Current Assets                                                                           11,851,463            8,750,846
                                                                                                  ------------         ------------

Notes receivable - net (Note 1)                                                                        743,191              650,000
Mortgage notes receivable - net (Note 1)                                                                84,243               84,874
Real estate acquired by foreclosure - net (Note 1)                                                   1,048,344              964,766
Property, plant and equipment - net                                                                  4,691,671            2,509,979
Goodwill (Note 1)                                                                                      623,248              217,268
Deferred income taxes                                                                                  973,778              973,778
Other assets                                                                                         1,437,064              239,148
                                                                                                  ------------         ------------
                                                                                                     9,601,539            5,639,813

     Total Assets                                                                                 $ 21,453,002         $ 14,390,659
                                                                                                  ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt (Note 1)                                                        $  1,590,448         $  1,031,978
Accounts payable                                                                                     3,223,333            2,974,419
Accrued payroll and related expenses                                                                   591,736              399,730
Other accrued expenses                                                                               1,355,239              926,166
                                                                                                  ------------         ------------
     Total Current Liabilities                                                                       6,760,756            5,332,293

Long-term debt (Note 1)                                                                              9,655,843            5,676,021
                                                                                                  ------------         ------------
     Total liabilities                                                                              16,416,599           11,008,314
Commitments and contingencies                                                                             --                   --
                                                                                                  ------------         ------------
     Subtotal                                                                                       16,416,599           11,008,314


Shareholders' Equity:

Shares of Beneficial Interest-par value
     $1.00 per share:  authorized - unlimited shares:
     issued and outstanding - 21,885,668 shares                                                     21,885,668           20,385,668
Additional paid-in capital                                                                          31,396,420           32,376,419
Accumulated deficit                                                                                (48,245,685)         (49,379,742)
                                                                                                  ------------         ------------
     Total Shareholders' Equity                                                                      5,036,403            3,382,345
                                                                                                  ------------         ------------

     Total Liabilities and Shareholders' Equity                                                   $ 21,453,002         $ 14,390,659
                                                                                                  ============         ============


                 See notes to consolidated financial statements


                      WEDGESTONE FINANCIAL AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

     For the Three Months and Nine Months Ended September 30, 1995 and 1994

                                   (Unaudited)


                                                                 Three Months Ended September 30,    Nine Months Ended September 30,
                                                                      1995              1994             1995              1994
                                                                   -----------       -----------       -----------       -----------

Net sales                                                          $10,828,503       $ 9,057,493       $35,623,822       $26,498,211
Cost of sales                                                        7,529,157         6,324,649        24,613,956        18,119,836
                                                                   -----------       -----------       -----------       -----------
Gross profit                                                         3,299,346         2,732,844        11,009,866         8,378,375

Selling, general and administrative expenses                         2,583,388         2,142,892         8,639,106         6,610,484
                                                                   -----------       -----------       -----------       -----------
Operating income                                                       715,958           589,952         2,370,760         1,767,891

Goodwill amortization                                                   10,902            10,902            32,704            32,704
Interest expense                                                       365,355           136,034         1,036,535           374,455
                                                                   -----------       -----------       -----------       -----------
Income before taxes                                                    339,701           443,016         1,301,521         1,360,732

Provision for income taxes                                              76,200           279,962           167,464           611,654
                                                                   -----------       -----------       -----------       -----------
Net income                                                         $   263,501       $   163,054       $ 1,134,057       $   749,078
                                                                   ===========       ===========       ===========       ===========

Net income per share:  (Note 1)
     Shares of Beneficial Interest                                 $      0.01       $      0.01       $      0.05       $      0.04
                                                                   ===========       ===========       ===========       ===========

Weighted average number of shares outstanding:
     Shares of Beneficial Interest                                  21,885,668        20,385,668        21,790,296        20,385,668
                                                                   ===========       ===========       ===========       ===========


                 See notes to consolidated financial statements


                      WEDGESTONE FINANCIAL AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              For the Nine Months Ended September 30, 1995 and 1994

                                   (Unaudited)

                                                                                         Additional
                                                                Shares of Beneficial      paid-in        Accumulated
                                                                    Interest              capital          deficit          Total
                                                            -------------------------   ------------    ------------    ------------
                                                              Shares        Amount

Balance at January 1, 1994                                  20,385,668   $ 20,385,668   $ 33,045,539    ($50,872,794)   $  2,558,413
Distributions from Standun (Note 1)                                                          456,614                         456,614
Net Income                                                                                                   749,078         749,078
                                                            ----------   ------------   ------------    ------------    ------------
Balance at September 30, 1994                               20,385,668   $ 20,385,668   $ 33,502,153    ($50,123,716)   $  3,764,105
                                                            ==========   ============   ============    ============    ============


Balance at January 1, 1995                                  20,385,668   $ 20,385,668   $ 32,376,420    ($49,379,742)   $  3,382,346
Issuance of shares of beneficial interest to
     secure third party debt guarantee (Note 1)              1,200,000      1,200,000       (840,000)                        360,000
Issuance of shares of beneficial interest in
     exchange for acquisition services (Note 1)                200,000        200,000       (140,000)                         60,000
Issuance of shares of beneficial interest to
     payoff outstanding debt (Note 1)                          100,000        100,000                                        100,000

Net income                                                                                                 1,134,057       1,134,057
                                                            ----------   ------------   ------------    ------------    ------------

Balance at  September 30, 1995                              21,885,668   $ 21,885,668   $ 31,396,420    ($48,245,685)   $  5,036,403
                                                            ==========   ============   ============    ============    ============




                                    See notes to consolidated financial statements

                      WEDGESTONE FINANCIAL AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

     For the Three Months and Nine Months Ended September 30, 1995 and 1994

                                   (Unaudited)

                                                                                  Three Months                   Nine Months
                                                                               Ended September 30,            Ended September 30,
                                                                               1995          1994           1995             1994
                                                                           -----------    -----------    -----------    -----------

Cash Flows from Operating Activities:
Net income                                                                 $   263,501    $   163,054    $ 1,134,057    $   749,078
     Adjustments to reconcile net income to net
       cash used in operating activities:
         Depreciation and amortization                                         333,022        188,087        849,794        544,589

     Changes in operating assets and liabilities:
         Accounts and other receivables                                      1,367,719         52,119       (648,320)    (1,169,620)
         Inventories                                                           145,025        594,456        318,806       (200,458)
         Prepaid expenses and other current assets                            (228,285)        (5,922)      (345,759)      (151,935)
         Accrued payroll and related expenses                                  128,859        (32,596)       192,006         66,260
         Other accrued expenses                                               (674,786)       373,439       (640,163)     1,148,380
         Accounts payable                                                     (710,372)      (441,960)       248,914        380,667
         Other assets                                                           23,644         (1,400)      (106,998)           658
         Other liabilities                                                           0     (1,218,792)             0     (1,400,693)
                                                                           -----------    -----------    -----------    -----------
     Net cash provided by (used in) operating activities                       648,327       (329,515)     1,002,337        (33,074)
                                                                           -----------    -----------    -----------    -----------

     Cash Flows from Investing Activities:
         Proceeds from sale of real estate and equipment                             0              0              0         74,985
         Proceeds from repayment of mortgage notes receivable                        0            565            743         51,143
         Notes receivable                                                      (92,191)        17,500        (92,191)        52,500
         Investment in subsidiary                                              (27,795)             0       (485,730)             0
         Capital expenditures                                                 (317,525)      (112,995)      (722,867)      (262,719)
         Investment in real estate                                             (32,000)       (43,974)       (83,690)       (84,073)
                                                                           -----------    -----------    -----------    -----------
     Net cash (used in) investing activities                                  (469,511)      (138,904)    (1,383,735)      (168,164)
                                                                           -----------    -----------    -----------    -----------

     Cash Flows from Financing Activities:
         Distributions to (from) Standun                                             0        653,386              0       (180,441)
         Repayment of term debt                                                (25,383)       (41,415)      (297,000)      (210,396)
         Net borrowings (repayments) on revolving debt                        (243,576)      (204,745)       678,088        800,287
                                                                           -----------    -----------    -----------    -----------
     Net cash provided by used in financing activities                        (268,959)       407,226        381,088        409,450
                                                                           -----------    -----------    -----------    -----------


     Net decrease in cash                                                      (90,143)       (61,193)          (310)       208,212


     Cash at beginning of period                                               268,709        296,110        178,876         26,705
                                                                           -----------    -----------    -----------    -----------
     Cash at end of period                                                 $   178,566    $   234,917    $   178,566    $   234,917
                                                                           ===========    ===========    ===========    ===========


                 See notes to consolidated financial statements

                      WEDGESTONE FINANCIAL AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For the Nine Months Ended September 30, 1995
                 and the Twelve Months Ended December 31, 1994


NOTE 1.     Background and Basis of Presentation

         History of the Company - Wedgestone Financial ("Wedgestone" or the "Company") was formed in 1980 as a real estate investment trust ("REIT") and, on August 9, 1991, filed for bankruptcy. Wedgestone's plan of reorganization (the "Plan") became effective on August 3, 1992.

         Acquisitions - Since May 1992, Wedgestone has acquired three manufacturing operations. In September 1992, Wedgestone acquired St. James Automotive Corp. ("St. James") in exchange for 6,795,220 shares of beneficial interest of Wedgestone and accounted for this acquisition as a purchase. On November 18, 1994, Wedgestone acquired the "Automotive Segment" of Standun, Inc. ("Standun"), which consisted of the Fey Automotive Products Division ("Fey") and Sigma Plating Co., Inc. ("Sigma") in exchange for 6,795,223 shares of beneficial interest of Wedgestone and the assumption of approximately $1,104,000 of outstanding debt due to related parties of both Wedgestone and Standun, and certain other liabilities. The shareholders of Standun owned, directly or indirectly, approximately 48% of Wedgestone prior to the acquisition and, as a result, this acquisition has been accounted for as a "put-together" which is similar to the pooling of interest method of accounting. On January 9, 1995 Wedgestone acquired substantially all of the assets of Hercules Bumpers, Inc. ("Hercules") which manufactures and distributes rear bumpers for both domestic and foreign light duty trucks. The purchase price for the assets acquired was the assumption of certain debt and other liabilities approximating $5.1 million. In addition, certain debt is being guaranteed jointly and severally by Charles
W. Brady ("Brady"), the principal shareholder of Hercules, and Chattahoochee Leasing Corporation ("CLC"), a corporation controlled by Brady. In exchange for this guarantee, Brady received a promissory note in the amount of $300,000 and 1,200,000 shares of beneficial interest of Wedgestone. In consideration for an agreement to pay a liability of Hercules, CLC received a promissory note for $100,000 which was secured by 100,000 shares of beneficial interest of Wedgestone. In June, 1995, the Company exercised its right under the CLC Agreement and acquired the note by issuing these shares to CLC.

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

         During the quarter ended September 30, 1995, the Company has performed an analysis of the assets acquired and liabilities assumed in connection with the acquisition of Hercules. As a result of this analysis, the Company has determined that its initial estimates of provisions for warranty costs, bad debts, inventory obsolescence and other liabilities were understated by approximately $994,000. In addition, based upon a valuation performed, the Company increased the carrying amount of property, plant and equipment by approximately $555,000. The net effect of the above adjustments was to increase goodwill from $0 to $439,000.

         Furthermore, the Company reversed expenses of approximately $257,900 during the quarter ended September 30, 1995, which related to the above matters which were expensed during the prior six month period.

         Income Per Share of Beneficial Interest - Income per share of beneficial interest is calculated based on weighted average outstanding shares of beneficial interest.

NOTE 2.     Inventories

         Inventories consist of the following:

                                         September 30,      December 31,
                                             1995               1994
                                         -----------       -----------
         Finished goods                  $ 2,367,603       $ 2,397,771
         Work in progress                  1,015,699           783,303
         Raw materials                     1,459,617           711,648
                                         -----------       -----------
         Subtotal                          4,842,919         3,892,722

         Less Reserves                      (422,135)         (282,587)
                                         -----------       -----------

         Net Total                       $ 4,420,784       $ 3,610,135
                                         ===========       ===========

NOTE 3.     Related Parties

         Subsequent to the year ended December 31, 1994, in connection with the acquisition of the Automotive Segment of Standun Inc., Resource Holdings Associates and PFG Corp. ("PFG"), both of which are controlled by certain Wedgestone shareholders, received a fee of $225,000.

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

NOTE 4.     Supplemental Schedule of Non-cash Investing Activities

         In connection with the January 9, 1995 acquisition of Hercules, Wedgestone assumed liabilities to acquire assets as follows:

            Accrued expenses                              $1,094,021
            Revolver and other debt                        3,957,204
                                                          ----------
            Total liabilities assumed                     $5,051,225
                                                          ==========

            Receivables, inventories and
            other assets                                  $2,990,855
            Property, Plant and Equipment                  2,060,370
                                                          ----------
            Total assets acquired                         $5,051,225
                                                          ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Wedgestone (the "Company") is primarily engaged in the business of manufacturing automotive products for the light duty truck aftermarket. The Company has three manufacturing plants located in Irwindale, California, St. James, Minnesota and Pelham, Georgia.

Results of Operations

         In general, the light duty truck market remains strong and continues to show growth over 1994. While total year-to-date Company sales perform ahead of 1994, sales of its more traditional product, Fey rear step bumpers for light duty pickup trucks, have slowed to 66% of 1994 levels. Management believes that this is primarily due to the Company's alignment with a major domestic manufacturer of light duty trucks. As a result, difficulties experienced by this manufacturer in meeting on-going demand for light duty vehicles has directly impacted the Company's sales of Fey's rear step bumpers for the second and third quarters of 1995. By the close of the third quarter, most of the difficulties restricting the delivery of light duty trucks by this manufacturer were resolved. Shipments of Fey rear step bumpers in October exceeded October 1994 levels.

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

         Offsetting the forgoing has been a 72% growth in year-to-date sales of the Company's Westin line of tubular products manufactured by its St. James subsidiary. Sales of the Westin line are expected to continue to be strong reflecting the public's desire for tubular truck accessories and acceptance of the line as representing both quality and style.

Three Months Ended September 30, 1995 compared to Three Months Ended September 30, 1994

         Revenues: Net sales increased 20% to $10,828,500 for the third quarter of 1995 from net sales of $9,057,500 for the same period last year. On January 9, 1995, the Company, through a wholly owned subsidiary ("Hercules") purchased substantially all of the assets of Hercules Bumpers, Inc. Hercules sales for the three months ended September 30, 1995 were $2,832,200. Westin sales increased by 84% over the third quarter of 1994, while Fey sales, as discussed above, decreased by 44%.

         Gross Margin: Gross margin on non-Hercules manufactured products increased to 31% for the third quarter of 1995 from 30% a year earlier. This increase is net of significant increases in the Company's cost of steel and other materials incurred during the period. These cost increases were partially offset by improvements made in the cost structure of all manufacturing entities. Management implemented price increases for its Fey and Hercules products which became effective on June 1, 1995 and July 1, 1995, respectively.

         Distribution, Sales and Marketing Expenses: During the three months ended March 31, 1995, the Company started a process of restructuring its distribution system to enhance both profitability and customer service through the consolidation of inventories. This process has resulted in the closure of one distribution facility and the consolidation of another with the newly acquired Hercules facility. Hercules sales and marketing costs for the three months ended September 30, 1995 were $123,500 and comprise a significant portion of the Company's $187,700 increase in sales and marketing costs over the same period in 1994.

         Administrative Expenses: Hercules administrative expenses for the three months ended September 30, 1995 were $259,200 and comprised all of the increase in administrative expenses over the same period in 1994.

         Operating Income: Total operating income grew by 21% to $716,000 from $590,000 for the three months ended September 30, 1995 and 1994, respectively.

         Interest Expense: Interest expense increased $229,300 for the three months ended September 30, 1995 over the same period in 1994 of which 65% or $150,600 is attributable to financing the Hercules operations.

         Net Income: Net income grew by 62% to $263,500 from $163,100 for the three months ended September 30, 1995 and 1994, respectively.

Nine Months Ended September 30, 1995 compared to Nine Months Ended September 30, 1994

         Revenues: Net sales increased 34% to $35,623,800 for the nine months ended September 30, 1995 from net sales of $26,498,200 for the same period last year. Hercules sales for the nine months ended September 30, 1995 were $8,698,400. Westin sales increased 72% over 1994, while Fey sales decreased by 18%.

         Gross Margin: Gross margin decreased to 31% for the first nine months of 1995 compared to 32% a year earlier. This decrease is due to increases in the Company's cost of steel and other materials which in part were offset by improvements made in the cost structure of all manufacturing entities, and, in turn, led to price increases by the Company in June and July of 1995.

         Distribution, Sales and Marketing Expenses: Compared to 1994, the acquisition of Hercules has added $1,084,300 in total distribution, sales and marketing costs while growth in the sales of other products and continuing efforts to enhance the visibility of the Fey and Westin lines have added an additional $44,500.

         Administrative Expenses: Hercules administrative expenses for the nine months ended September 30, 1995 were $692,600 or 77% of the Company's $899,000 increase in administrative expenses over the same period in 1994. The increase in non-Hercules administrative expenses is due to a one time charge of $225,000 in consulting fees associated with the Company's 1994 acquisition of Fey and Sigma.

         Operating Income: Total operating income grew by 34% to $2,370,800 from $1,767,900 for the nine months ended September 30, 1995 and 1994, respectively. Of this increase, Hercules accounted for $397,700. Management is continuing to modify the Hercules operations and is unable to forecast the effect of these changes at this time.

         Interest Expense: Interest expense increased $662,100 for the nine months ended September 30, 1995 over the same period in 1994 of which $424,300 is attributable to financing the Hercules operations. The remaining increase of $237,800 is due to increased working capital requirements and the amortization of deferred financing costs associated with the November 1994 acquisition of Fey and Sigma.

         Net Income: Net income grew by 51% to $1,134,100 from $749,000 for the nine months ended September 30, 1995 and 1994, respectively.

Liquidity and Capital Resources

         The Company finances its business activities through the cash flow from operations with additional debt obtained primarily for working capital and acquisitions. In connection with the acquisition of substantially all of the assets of Hercules Bumpers, Inc. on January 9, 1995, a wholly owned subsidiary of the Company assumed certain debt consisting of i) a revolving credit note of $3.7 million; ii) an industrial revenue bond of $112,000 due January 1, 1996;
iii) an industrial revenue bond of $61,000 due March 1, 1999; and iv) certain other liabilities totaling $1,100,000. In addition, the Company issued 1,200,000 shares of beneficial interest to the guarantor of the acquired indebtedness and his related company and Hercules issued notes payable totaling $300,000.

         During the quarter ended September 30, 1995, the Company has performed an analysis of the assets acquired and liabilities assumed in connection with the acquisition of Hercules. As a result of this analysis, the Company has determined that its initial estimates of provisions for warranty costs, bad debts, inventory obsolescence and other liabilities were understated by approximately $994,000. The understated liabilities have been included in the certain other liabilities mentioned above. In addition, based upon a valuation performed, the Company increased the carrying amount of property, plant and equipment by approximately $555,000. The net effect of the above adjustments was to increase goodwill from $0 to $439,000.

         For the nine months ended September 30, 1995, the Company invested $485,700 in organizational costs associated with the acquisitions of Fey and Hercules, $83,700 in real estate acquired by foreclosure and $722,900 in capital equipment. These investments were funded through $1,002,300 in net cash flows from operating activities and $381,100 in borrowings under the Company's revolving credit agreements. Net cash used in operating activities and cash flows from revolver borrowings for the comparable period in 1994 were ($33,100) and $589,900 respectively.

         In connection with the acquisition of certain assets of Fey and Sigma, the Company, through certain wholly-owned subsidiaries, entered into a three-year $7.5 million revolving credit line (the "revolver") with a financial institution. The revolver provides for borrowing based on a percentage of inventory and accounts receivable. The revolver also includes equipment term loans approximating $1.5 million at September 30, 1995. Interest on the outstanding borrowing accrues at prime plus 2.5%. At September 30, 1995, the interest rate on the revolver was 11.25% The revolver contains certain covenants which, among other things, requires the maintenance of minimum working capital and equity.

         The Company has a loan outstanding from a related party totalling $729,000 as of September 30, 1995 (the "Rockaway Loan") which matures in
January, 1997. Borrowings under this credit agreement are collateralized by substantially all of the assets of the Company.

         To the extent that the Company expands its operations and makes additional acquisitions, it will need to obtain additional funding from institutional lenders and other sources. The Company's ability to use equity in obtaining funding may be limited by its desire to preserve certain tax attributes including its net operating loss carry forwards.

         Management is continuing to modify the Hercules operations and implement operational and quality control systems that it has established at its Fey and St. James subsidiaries. The company continues to evaluate the most efficient use of its various facilities and cost effective and productive use of its assets and personnel. This evaluation includes the possible consolidation of the company's facilities and/or the exchange of assets between the company's facilities.

                                     PART II

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Wedgestone Financial



Date:                                        By: /s/   Jeffrey S. Goldstein
                                                 ----------------------------
                                             President and Treasurer
                                             (Principal Executive and Financial
                                             Officer)


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


                                             Wedgestone Financial



Date:
                                             By:
                                                ---------------------------
                                             Jeffrey S. Goldstein,
                                             President and Treasurer
                                             (Principal Executive and Financial
                                             Officer)


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