Form 10-K
period 1995-12-31
WEDGESTONE FINANCIAL INC
filed 1996-03-29
CIK 315621

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                    FORM 10-K
(Mark One)

[ X ]                ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                              for the period ended

                                December 31, 1995

[   ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR
                           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                  for the transition period from


                 ____________________ To ______________________


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

                           ---------------------------


           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                 Shares of Beneficial Interest, $1.00 par value

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.

                                [ X ] YES [ ] No

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                [ X ] YES [ ] No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                [ X ] YES [ ] No

   Shares of Beneficial Interest Outstanding as of March 28, 1996: 21,885,668

                       Documents Incorporated by Reference
       Documents incorporated by reference in Part III of this Form 10-K:
        Definitive Proxy Statement to be filed pursuant to Regulation 14A

         Total number of pages in this document: 51 Exhibits at page: 39


================================================================================

                                     PART I


Items 1. and 2.    Business and Properties

A.       Introduction and Background

         Wedgestone Financial ("Wedgestone" or the "Company"), a Massachusetts business trust which was organized in 1980, commenced operations as a real estate investment trust under the Internal Revenue Code of 1986, as amended, and continued those operations through December 31, 1991. On August 9, 1991, Wedgestone filed a petition with the United States Bankruptcy Court for the district of Massachusetts Eastern Division (the "Bankruptcy Court") under Chapter 11 of the United States Bankruptcy Code, Case No. 91-16930-WCH (the "Bankruptcy Proceeding"). Wedgestone's plan of reorganization (the "Plan") was confirmed by the Bankruptcy Court on May 5, 1992.

         Under its current management, Wedgestone operates in two business segments as follows:

                A) Automotive Products for the light duty truck aftermarket; and

                B) Real Estate and Lending activities.

         The business of the Automotive Products segment is conducted primarily through Wedgestone's wholly owned subsidiary, Wedgestone Automotive Corp ("Wedgestone Automotive"), which, in turn, wholly owns the subsidiaries Fey Automotive Products, Inc. ("Fey"), St. James Automotive Corp ("St. James"), Sigma Plating Co., Inc. ("Sigma") and Hercules Automotive Products, Inc. ("Hercules") which was acquired on January 9, 1995. Fey and Sigma were acquired on November 18, 1994, and have been accounted for as a put-together, which is similar to the pooling of interest method of accounting. As a result of this accounting treatment, the table of Financial Information Relating to Business Segments that follows and other financial statements contained herein have been restated to include the balance sheets, results of operations and cash flows for Fey and Sigma for all periods presented.

                                         Financial Information Relating to Business Segments
                                                       (Amounts in Thousands)

                                                                                For the Years Ended December 31,

                                                                        1995                  1994                  1993
                                                                     ----------            ----------            -------
Revenues:
      Automotive Products:
            Manufactured Products for Light Duty Trucks                 $39,970              $28,135               $23,897
            Contract Plating                                              3,680                3,179                 3,097
            All Other                                                     2,462                3,304                 2,478
                                                                       ---------             -------               -------
      Total                                                             $46,112              $34,618               $29,472
                                                                        =======              =======               =======
v
      Real Estate and Lending (a)                                           ---                  ---                   ---

Operating Income (Loss):
         Automotive Products                                            $ 3,259              $ 2,367               $   986
         Real Estate and Lending                                           (529)                (363)                 (433)
                                                                       ---------             -------               -------

Total                                                                   $ 2,730              $ 2,004               $   553
                                                                        =======              =======               =======

Identifiable Assets:
         Automotive Products                                            $17,228              $11,087               $ 9,555
         Real Estate and Lending                                          1,375                1,880                 1,818
                                                                       ---------             -------               -------

         Total Identifiable Assets                                      $18,603              $12,967               $11,372
                                                                        =======              =======               =======


(a) Real Estate and Lending revenues are immaterial and reported with operating costs.

B.        Automotive Products Business Segment

         On November 18, 1994 ,Wedgestone acquired the Automotive Segment of Standun, Inc. ("Standun"), which consisted of Sigma and the Fey Automotive Products division. The assets of the Fey division were merged into Wedgestone's wholly owned subsidiary Fey Automotive Products, Inc. On January 9, 1995, Wedgestone acquired substantially all of the assets of Hercules Bumpers, Inc., a Georgia company. These acquisitions, along with Wedgestone's wholly owned subsidiary St. James, were placed under the common ownership of Wedgestone's wholly owned subsidiary, Wedgestone Automotive. Collectively, these companies comprise the Automotive Products business segment which, unless the context otherwise requires, will be hereinafter referred to as Wedgestone Automotive.

         Wedgestone Automotive manufactures and distributes automotive aftermarket products for the light duty truck market. Principal products include rear bumpers; tubular products such as grille guards, push bars, and step rails; and various other related aftermarket products. Additionally, Sigma provides contract chrome plating services to other unrelated parties. Combined sales for all products were $46,112,000, $34,618,000 and $29,472,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Hercules, acquired in 1995, also manufactures and markets bumpers for the light duty truck aftermarket, reported sales of $13,017,000 for its fiscal year ended September 30, 1994, and sales of $10,993,000 for the year ended December 31, 1995. See Subsequent Events below.

The Company's automotive products are sold in the following markets:

         Traditional Aftermarket: This market includes new car dealerships, body shops, speed shops, off-road specialty shops and van and truck converters. Wedgestone Automotive reaches these customers through an established network of warehouse distributors, jobbers, dealer expediters and specialty wholesalers.

         Original Equipment Aftermarket: Utilizing products specifically approved by truck manufacturers such as General Motors, Chrysler and Nissan, Wedgestone Automotive ships directly into their distribution channels in order to take advantage of factory supported sales of its truck accessories through dealer level service parts operations.

         Retail Aftermarket: Wedgestone Automotive reaches the retail consumer through local, regional and national chains dedicated to automotive products as well as independent retailers whose stores support a large assortment of automotive product lines.

Significant Customers, Competitive Position, Intellectual Property

         There is no single customer whose purchases exceeded 10% of Wedgestone Automotive's sales. The sectors of the automotive industry in which Wedgestone competes are extremely competitive and heavily influenced by policies and programs implemented by the OE Manufacturers. The companies servicing Wedgestone Automotive's markets with competing products vary in size and capability with none dominating the market as a whole. All such companies compete on the basis of product design, availability, lead time, price and product performance. Wedgestone Automotive has no patents, trademarks, franchises or concessions. It markets its products under various tradenames including Fey, Tuff Bar, Westin and Hercules.

Raw Materials, Distribution, Inventories and Seasonality

         Raw materials are purchased under standard industry terms through a number of vendors located within the vicinity of the plant being served.
Management does not anticipate any shortages of materials. Wedgestone Automotive's products are distributed through the manufacturing facilities in California and Minnesota and further through distribution warehouses in Utah and Texas since March 1996.

         Sales are primarily serviced out of finished goods inventories. For this reason, inventories are a material portion of the company's operating assets. The Company schedules manufacturing to maintain desired inventory levels. Order backlogs for Wedgestone Automotive Products totalled $1,500,000 as of December 31, 1995 as compared to $500,000 as of December 31, 1994. Substantially, all of this growth is due to the growing demand for Westin products manufactured at St. James. While the automotive aftermarket is not considered to be seasonal, it is subject to the annual effects of new model introductions and, as such, business can increase in the fall after new models are released and in the spring as dealers seek to move inventory in anticipation of the next model year.

Subsequent Events

         On March 5, 1996, Hercules closed its manufacturing plant in Pelham, Georgia. The market for the bumpers produced in the Pelham facility significantly changed during 1995. Historically, a significant percentage of Hercules business was for sales to dealers of a domestic OE Manufacturer. A new program implemented by one of these manufacturers in late 1994 made it extremely difficult for Hercules to remain competitive in this market segment. Accordingly, Hercules incurred a net loss of $125,000 in 1995. As a result, management determined that closing the Pelham facility was appropriate. Hercules is working with its senior lender for an orderly liquidation of the assets in Pelham. While the final outcome is uncertain, the Company does not expect the closure of the Pelham facility to have a material effect on 1996 operations.


Subsidiary Operations; Employees, Facilities and Environmental

         As of March 15, 1996, Wedgestone Automotive manufactures its products in several subsidiaries as follows:

         Facility                                   Square Footage             Employees                      Products
         --------                                   --------------             ---------                      ---------
Fey Automotive Products, Inc.                           89,000                   137                Bumpers, Step Rails &
                                                                                                    Related Products

St. James Automotive Corp.                              95,000                   103                Bumpers, Grille Guards, Step
                                                                                                    Bars & other Tublular Products

Sigma Plating Co., Inc.                                 26,000                    88                Intercompany and outside
                                                       -------                  ----                contract plating services
                                                       210,000                   328
                                                       =======                   ===

         As  of  March  15,  1996,  the  manufacturing   employees  of  Fey  are
represented by a union whose contract expires in March 1996. Wedgestone believes that its relations with all of its employees are satisfactory.

         Fey leases 89,000 square feet of manufacturing, warehousing and office space located in Irwindale, California, approximately 30 miles east of Los Angeles. Fey also leases distribution warehouses in Salt Lake City, Utah and Fort Worth, Texas. The leases expire at various times through 2002.

         St. James leases a 95,000 square foot facility in St. James, Minnesota, which is approximately 120 miles southwest of Minneapolis. The lease obligation extends through October 31, 1998. The lease contains a purchase option for the facility.

         Sigma owns a 26,000 square foot facility on 3 acres of land in LaPuente, California, approximately 25 miles east of Los Angeles.

         Hercules owns a 280,000 square foot facility on 40 acres of land in Pelham, Georgia, approximately 180 miles southwest of Atlanta. Operations at this plant were terminated on March 5, 1996, and decommissioning of the facility is in process.

Environmental Matters

         St. James, Sigma and Hercules operate chrome plating facilities. Hazardous wastes generated by these operations are disposed in the normal course for this type of business. Aqueous wastes are treated at the facility to meet applicable regulatory standards and then discharged to the public treatment works. Solid wastes and by-products are transported to a recycler for processing and destruction. All current activities at the facilities are believed to be within the operational parameters of the required environmental permits and are monitored both internally by facility personnel and periodically by regulatory agencies. In anticipation of expanding the St. James facility and its operations, St. James conducted tests which revealed possible environmental contamination by a previous operator/tenant. St. James notified the principal shareholder of the prior operator, who is also the landlord, and the relevant regulatory authorities of the test results. St. James has been partially indemnified from costs relating to potential clean-up by the principal shareholder of the prior operator and the landlord. As a result of the closure of its plant on March 5, 1996, Hercules is in the process of decommissioning its plating line in Pelham, Georgia.

C.       Real Estate and Lending Segment

         Although its primary focus has shifted toward its Automotive Products business segment, Wedgestone's Real Estate and Lending business segment has continued since emerging from bankruptcy in 1992.

Real Estate Acquired By Foreclosure

         Wedgestone owns three properties that were acquired by foreclosure. They include four commercial condominiums in Peabody, Massachusetts; 59 acres of undeveloped land in Bristol, Connecticut; and approximately 21 acres of land in Queens, New York, 15 acres of which are below water. The Queens property is subject to litigation, which Wedgestone originated, relating to the original loan. Wedgestone is required to transfer for the benefit of the pre-bankruptcy creditors, 50% of the net proceeds received, if any, from this litigation.

Promissory Notes and Claims

         Wedgestone has an outstanding loan on one property, the aggregate value of which totals approximately $84,000 as of December 31, 1995, net of reserves. Management believes that current reserves recorded against this loan are adequate.

Genesis Plastics, Inc.

         On August 24, 1992, Wedgestone entered into a secured loan agreement (the "Loan") with Genesis Plastics, Inc. ("Genesis"), a plastics recycler. The Loan, originally for borrowings of up to $1,000,000, was subsequently amended to provide for borrowings of up to $2,000,000 and over advances at the discretion of Wedgestone. Affiliated parties of Wedgestone agreed to purchase a pro rata participation in excess of $800,000 of the Loan. Genesis had previously filed for protection under Chapter 11 of the United States Bankruptcy Code on August 24, 1994 and had been unsuccessful in its efforts to secure a buyer for its Charleroi, Pennsylvania recycling facility. Wedgestone held a senior security interest in the inventory, receivables and certain equipment of Genesis. On November 29, 1995, in accordance with its rights under the Loan, Wedgestone consented to the liquidation of the Genesis' inventory and equipment of Genesis through a public auction. As a result of this action, Wedgestone recorded a one-time loss of $697,000 in December 1995.

Environmental Matters

         Under the Comprehensive Environmental Response Compensation and Liability Act of 1983, as amended ("CERCLA"), an owner or operator of property (including, in certain circumstances, a lender who takes title by foreclosure or who participates in the management of the property) may be liable to reimburse the federal government or a third party for the cost of cleaning up oil or hazardous substances found on the property. Many states in which Wedgestone conducts business, including Massachusetts, have enacted similar statutes ("Superfund Laws"), under which an owner or operator of property (including a foreclosing lender or a lender who actively participates in the management of the property) may be liable to reimburse the state government or a third party for clean-up costs and to compensate the state or any other person for injuries or damages caused by oil or hazardous-substance contamination. The liability created by CERCLA and the state Superfund Laws is joint and several subject, in a limited number of cases, to certain defenses.

         A number of states in which Wedgestone conducts business, including Massachusetts, also allow the state to impose a lien on the property of a liable party as security for the payment of clean-up costs. Many of these jurisdictions provide that this lien, at least as it pertains to the contaminated property, is senior to all pre-existing liens.

         Accordingly, if real estate securing a Wedgestone loan were found to contain oil or hazardous substances, enforcement of a state Superfund Law could significantly reduce the value of Wedgestone's lien. In the event real estate owned or controlled by Wedgestone pursuant to foreclosure or exercise of other remedies under its loan documents were found to contain hazardous substances, enforcement of a state Superfund Law or CERCLA could potentially require expenditure of funds in amounts which may have a significant adverse impact upon Wedgestone's earnings, capital expenditure requirements and liquidity.

Net Operating Loss

         Wedgestone has a net operating loss carry forward for federal income tax of approximately $43,000,000.

Item 3.    Legal Proceedings

Bankruptcy Claims

         On October  30,  1992,  a group  calling  itself the  "Equity  Security
Holders Committee of Wedgestone Financial" (the "Committee") filed a complaint (the "Complaint") commencing an adversary proceeding in the United States Bankruptcy Court for the District of Massachusetts. On May 20, 1993, the Court dismissed the adversary proceeding. The Committee appealed the dismissal to the District Court. The appeal was denied on August 17, 1994. The Committee appealed to the United States Court of Appeals for the First Circuit. The appeal was denied on March 1, 1995. The Committee requested a rehearing by the United States Court of Appeals for the First Circuit. On March 22, 1995, the Committee's request was denied.

Other

         On May 25, 1995, the United States Bankruptcy Court for the District of Massachusetts (the "Court") issued an order establishing rights and obligations with respect to the then one remaining outstanding loan under which income rights had been granted to certain Special Income Shareholders. The order released Wedgestone from all obligations regarding the loan and authorized the Company to transfer all loan documents to the Federal Deposit Insurance Corporation. In connection with this order, Wedgestone was directed to cancel the Special Income Shares subject to certain future distribution rights. The balance sheet and income statement presentation included in this Form 10-K has been changed to reflect this cancellation. A Mr. Landers has appealed to the Court. On March 19, 1996, Wedgestone moved for dismissal of the appeal. A decision is pending.

Item 4.    Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II


Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters

         Wedgestone's shares of beneficial interest are currently traded in the over-the-counter market under the trading symbol "WDGF". The prices set forth below represent trades between dealers, without adjustment for retail mark up, mark down or commission, and do not necessarily represent actual transactions. The following table sets forth the high and low bid prices of Wedgestone's shares of beneficial interest for each quarter of 1995 and 1994.

                                      Market Price Range
                            -----------------------------------------------
                                   1995                          1994
                                   ----                          ----
         Quarter            High          Low             High          Low
         -------            ----          ---             ----          ---
         First               .48          .38              .05          .05
         Second              .56          .44              .07          .05
         Third               .52          .42              .15          .07
         Fourth              .31          .06             1.06          .06
                            -----------------------------------------------


         On March 28, 1996, the bid price of Wedgestone's shares of beneficial interest was .22.

Record Holders

         On March 28, 1996, there were 2,558 record holders of Wedgestone's shares of beneficial interest. Also see Note 9 of the financial statements

Cash Dividends Declared and Paid Per Share

         There were no dividends declared or paid by Wedgestone on its shares of beneficial interest for the years ended December 31, 1991 through 1995.
Wedgestone presently intends to retain all earnings in connection with its business payment of dividends in the future will be within the discretion of the Board of Trustees and will depend upon, among other factors, earnings and the operating and financial condition of the business.


Item 6.    Selected Financial Data

         The following selected financial data includes the automotive products segment since 1992, and have been derived from Wedgestone's Consolidated
Financial  Statements  and  should be read in  conjunction  with the  Management
Discussion and Analysis and the Consolidated Financial Statements and related notes. Prior to 1992, Wedgestone's operations were limited to real estate lending and investing activities.


                                                                          Year Ended December 31,
                                             -------------------------------------------------------------------------------
                                                 1995         1994             1993              1992             1991
Operating Data: (In Thousands)

         Net sales                           $46,112           $34,618          $29,472           $27,040        $     ---


         Income (loss)before
           extraordinary gain                  1,845             1,493             (116)           (1,677)         (11,066)

         Extraordinary gain from
           net liabilities discharged
           in bankruptcy proceeding              ---               ---              ---             9,029              ---
                                            --------           -------          -------           -------        ---------


         Net income (loss)                   $ 1,845           $ 1,493         ($   116)          $ 7,352       ($  11,066)
                                             =======           =======          =======           =======        =========

Per Share Data:

         Income (loss) before
           extraordinary gain                $  0.08           $  0.07         ($  0.01)         $ (0.10)        $   (1.75)

         Extraordinary gain                      ---               ---              ---              0.52               ---
                                            --------           -------          -------           -------        ---------

         Net income (loss)                   $  0.08           $  0.07          $ (0.01)          $  0.42        $   (1.75)
                                             =======           =======          =======           =======        =========

         Weighted average
           Shares outstanding             21,764,280        20,385,668       20,385,668        17,303,683        6,307,554
                                          ==========        ==========       ==========        ==========        =========


Balance Sheet Data:  (In Thousands)

         Working Capital                     $ 4,188           $ 3,418          $ 2,390           $ 1,872        $ (35,360)
                                             =======           =======          =======           =======        =========

         Total assets                        $21,398           $14,391          $11,530           $12,535        $  31,187
                                             =======           =======          =======           =======        =========
         Prepetition liabilities subject
             to compromise                      ---              ---               ---               ---         $  36,238
                                              =======           =======         =======           =======        =========

         Long-term debt                      $ 8,447           $ 5,676          $ 3,835           $ 2,905            ---
                                             =======           =======          =======           =======        =========

         Total shareholders' equity
           (deficiency in assets)            $ 5,747           $ 3,382          $ 2,558           $ 3,430        $  (6,676)
                                             =======           =======          =======           =======        =========

                                        7

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations For the Years Ended December 31, 1995 and 1994

Background

         On November 18, 1994, Wedgestone acquired Fey and Sigma from the related party, Standun, which has been accounted for as a put-together which is similar to the pooling of interest method of accounting. This transaction has resulted in a re-statement of Wedgestone's financial statements to include the historical balance sheets, results of operations and cash flows for Fey and Sigma for all periods presented. On January 9, 1995, Wedgestone acquired substantially all of the assets of Hercules Bumpers, Inc., a Georgia company. The management discussion and analysis of financial results that follows also incorporates these companies.

Liquidity  and Capital Resources

         To date, Wedgestone has financed its business activities through the cash flow from operations. Additional debt has been incurred primarily for working capital and acquisitions. See Notes 7 and 10 to the Consolidated Financial Statements.

         Cash flows from operations totaling $2,440,000 were supplemented by $617,000 in inventory reductions in 1995. Wedgestone used $1,016,000 of this cash flow to reduce other accrued expenses. This resulted in $1,836,000 in net cash provided by operating activities in 1995 compared to $66,000 in 1994. Wedgestone invested $926,000 in new property and equipment and $126,000 in investment real estate in 1995. For 1995, cash flows used in financing activities totaled $198,000. Borrowings under the revolving line of credit and certain long-term debt totaled $836,000 and repayments of long-term debt totaled $949,000.

         Wedgestone has borrowings outstanding from a related party totaling $729,000 (the "Rockaway Loan") as of December 31, 1995, which mature in July 1996. Under this credit agreement, the borrowings are collateralized by substantially all of the assets of the Company.

         In connection with the acquisition of the Automotive Segment of Standun, Inc., Wedgestone, through certain wholly-owned subsidiaries, entered into a three-year $7.5 million revolving credit line with a financial institution. The credit line provides for borrowings (minimum borrowings of $4 million are required) based on a percentage of inventory and accounts receivable. Interest on the outstanding borrowings accrues at prime, plus 2.5%. The agreement also includes equipment term loans approximating $1.4 million at December 31, 1995. The agreement contains certain covenants which require the maintenance of minimum working capital and equity.

         In connection with the acquisition of Hercules on January 9, 1995, a wholly-owned subsidiary of Wedgestone assumed certain debt currently consisting of a term loan of $4.0 million, and an industrial revenue bond of $285,000 due March 1, 1999.

         On March 5, 1996, Hercules closed its facility in Pelham, Georgia, as a result of unfavorable market conditions for products produced in the Pelham facility. Hercules is working with its senior lender for an orderly liquidation of the assets in Pelham. The Company does not expect the closure of the Pelham facility to have a material effect on 1996 operations.

         To the extent that Wedgestone expands its operations and makes additional acquisitions, it will need to obtain additional funding from institutional lenders and other sources. Wedgestone's ability to use equity in obtaining funding may be limited by its desire to preserve certain tax attributes including its net operating loss carry forwards.

Results Of Operations

Current Year Performance 1995 Compared to 1994

         Operating income grew by 36% or $726,000 in 1995 over 1994. Hercules accounted for $487,000 or 67% of this growth. During the latter part of 1995, the performance of Hercules was significantly impacted by declining sales and general market conditions due to direct OEM competition.

         Sales increased over 1994 by 33% or $11,494,000. Hercules accounted for $10,993,000 of this increase. Gross profit increased by $3,450,000 in 1995. Gross margin as a percent of sales was comparable to 1994 at approximately 31% of sales.

         Sales and Marketing costs increased $1,437,000 in 1995, $1,408,000 or 98% of which was attributable to Hercules. Administrative costs increased by $1,287,000 in 1995, $913,000 or 71% of which was attributable to Hercules. Legal and other acquisition fees related to the acquisition of the Standun Automotive Segment which were expensed for an additional $300,000 of this increase.

         Interest expense increased by $854,000 in 1995, $553,000 of which was attributable to Hercules. Amortization of loan origination fees and interest on the note payable assumed in connection with the acquisition of the Standun Automotive Segment accounted for the majority of the remainder of this increase.

         Other expenses in 1995 include loan losses of $697,000 on the Genesis Plastics loan.

         Income taxes in 1995 reflect a $1,258,000 benefit due to a $1,300,000 adjustment to the Company's valuation reserve. This adjustment is due to management's expectations of the Company's ability to more fully utilize its net operating loss carryforwards due to the Company's more recent earnings performance, excluding Hercules and the Genesis loan loss.

Prior Performance: 1994 Compared to 1993

         The significant increase in 1994 operating income over 1993 is primarily due to the performance of the Automotive Products segment. Sales for this segment were 17.5% higher than in 1993. This increase is due to the growth of the domestic automotive industry and a growing acceptance of the Westin product line manufactured at St. James. The increase in revenues enabled all facilities to enhance their utilization of plant capacity and obtain a greater return on fixed costs. As a result of this and the continuing efforts to lower the Automotive Products segment's overhead structure, gross margins increased from 29% of sales in 1993 to 31% in 1994.

         In 1993, significant efforts were made to enhance the aftermarket awareness of the Westin line of products manufactured in St. James. The market's acceptance of this line of Grille Guards, Push Bars, Step Rails and other tubular products in 1994, was such that the growth of this line accounted for 70% or $3,605,300 of the Company's $5,146,000 sales increase over 1993.

         Sales and marketing expenses increased by $668,000 in 1994 over 1993. Of this amount, $516,000 is due to variable selling costs such as commissions, packaging and freight which increased due to the increase in sales from 1993 to 1994. To facilitate this increase in sales, Wedgestone Automotive increased its advertising and promotion expenditures in 1994 by $152,000.

         Administrative expenses increased in 1994 due to $190,000 in legal and accounting costs incurred as a result of the acquisition of the Standun Automotive Segment.

Accounting Pronouncements

         In 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The principles established in the new statement must be applied by the Company in 1996. Among other provisions, the statement changed current accounting practices for the evaluation of impairment of long-lived assets. Management has not yet completed its analysis of the effect of adopting the new statement.

         In 1995, the FASB also issued SFAS No. 123, Accounting for Stock-Based Compensation, which will be effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

Item 8.   Consolidated Financial Statements and Supplementary Data


                      WEDGESTONE FINANCIAL AND SUBSIDIARIES

                                      INDEX



                                                                            Page
                                                                            ----
          Financial Statements

                                Independent Auditor's Report                 11

                                Consolidated Balance Sheets as of
                                  December 31, 1995, and December
                                  31, 1994.                                  12

                                Consolidated Statements of Operations
                                  for the years ended December 31,
                                  1995, 1994, and 1993.                      13

                                Consolidated Statements of
                                  Shareholders' Equity for the years
                                  ended December 31, 1995, 1994,and 1993.    14

                                Consolidated Statements of Cash
                                  Flow for the years ended
                                  December 31, 1995, 1994 and 1993.          15


                                Notes to Consolidated Financial
                                  Statements.                                16

INDEPENDENT AUDITORS' REPORT


To  the  Board  of  Trustees  and  Shareholders  of  Wedgestone   Financial  and
Subsidiaries:

We have audited the accompanying consolidated balance sheets of Wedgestone Financial and Subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the consolidated financial statement schedules listed in the index at
Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wedgestone Financial and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations, and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.






Deloitte & Touche LLP
Los Angeles, California
March 27, 1996




                                           WEDGESTONE FINANCIAL AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS

                                             AS OF DECEMBER 31, 1995 and 1994

                                         (Amounts in Thousands--except share data)



                                                                                        1995                1994
                                                                                   -------------        --------
ASSSETS (Note 7)

Current Assets:
Cash                                                                                 $    365             $    179
Accounts and other receivable - (net of allowances of $256 and
   $202 in 1995 and 1994, respectively)                                                 6,057                4,452
Inventories (Note 4)                                                                    4,123                3,610
Prepaid expenses and other assets                                                         371                  194
Deferred income taxes (Note 8)                                                            476                  316
                                                                                     --------             --------
  Total Current Assets                                                                 11,392                8,751

Notes receivable - net (Note 6)                                                            84                  735
Real estate acquired by foreclosure - net (Note 6)                                      1,091                  965
Property, plant and equipment - net (Note 5)                                            4,694                2,510
Goodwill                                                                                  550                  217
Deferred income taxes (Note 8)                                                          2,114                  974
Other assets                                                                            1,473                  239
                                                                                     --------             --------
                                                                                       10,006                5,640
                                                                                      --------             --------

  Total Assets                                                                       $ 21,398             $ 14,391
                                                                                     ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Revolving and current portion of long-term debt (Note 7)                             $  2,305             $  1,032
Accounts payable                                                                        3,308                2,975
Accrued payroll and related expenses                                                      611                  400
Other accrued expenses                                                                    980                  926
                                                                                     --------             --------
  Total Current Liabilities                                                             6,475                5,333

Long-term debt (Note 7)                                                                 8,447                5,676
                                                                                      --------             --------
  Total liabilities                                                                    15,651               11,009

Commitments and contingencies (Notes 10 and 12)

Shareholders' Equity:  (Notes 9 and 11)

Shares of Beneficial Interest - par value $1.00 per
  share:  authorized -- unlimited shares;
  issued and outstanding -- 21,885,668 shares and 20,385,668
  at December 31, 1995 and 1994, respectively                                          21,886               20,386
Additional paid-in capital                                                             31,396               32,376
Accumulated deficit                                                                   (47,535)             (49,380)
                                                                                     --------             --------
  Total Shareholders' Equity                                                            5,747                3,382
                                                                                     --------             --------

  Total  Liabilities and Shareholders' Equity                                        $ 21,398             $ 14,391
                                                                                     ========             ========



                 See notes to consolidated financial statements.





                      WEDGESTONE FINANCIAL AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 and 1993

                  (Amounts in Thousands--except per share data)



                                                                         1995               1994            1993
                                                                    --------------     --------------  ---------
Net sales                                                                $46,112          $34,618          $29,472

Cost of sales                                                             31,747           23,703           20,935
                                                                        ---------        ---------        --------
Gross profit                                                              14,365           10,915            8,537


Selling, general and administrative expenses (Note 3)                     11,635            8,911            7,984
                                                                        ---------       ----------       ---------
Operating income                                                           2,730            2,004              553


Goodwill amortization                                                        106               44               43
Interest expense (Note 7)                                                  1,340              486              415
Other expense (Note 6)                                                       697              ---              ---
                                                                        ---------       ----------       ---------
Income before taxes                                                          587            1,474               95


Provision (benefit) for income taxes (Note 8)                             (1,258)             (19)             211
                                                                         --------      -----------      ----------

Net income (loss)                                                        $ 1,845          $ 1,493            ($116)
                                                                        =========        ========        ==========

Net income (loss) per share: (Note 1)

  Share of Beneficial Interest                                              $.08             $.07            ($.01)
                                                                        =========        ========        ==========

Weighted average number of shares outstanding:

  Shares of Beneficial Interest                                           21,764           20,386            20,386
                                                                        =========        =========        =========




                 See notes to consolidated financial statements.



                      WEDGESTONE FINANCIAL AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 and 1993

                             (Amounts in Thousands)



                                                                                Additional
                                                       Shares of beneficial      paid-in      Accumulated
                                                               interest          capital        deficit           Total
                                                       ----------------------   ----------     ----------         -------
                                                       Shares        Amount
                                                       -------      --------
Balance at January 1, 1993                             20,386       $20,386       $33,800       ($50,757)         $3,429

Distributions to Standun                                                             (755)                          (755)

Net loss                                                                                            (116)           (116)
                                                       ------       -------       -------       --------         -------

Balance at December 31, 1993                           20,386        20,386        33,045        (50,873)          2,558

Distributions to Standun                                                           (1,109)                        (1,109)

Increase in tax basis of assets (Note 8)                                              440                            440

Net Income                                                                                         1,493           1,493
                                                       ------       -------       -------       --------         -------

Balance at December 31, 1994                           20,386        20,386        32,376        (49,380)          3,382

Issuance of shares of beneficial interest to
  secure third party debt guarantee (Note 1)            1,200         1,200          (840)                           360

Issuance of shares of beneficial interest in
  exchange for acquisition services (Note 3)              200           200          (140)                            60

Issuance of shares of beneficial interest to
  pay off outstanding debt (Note 1)                       100           100                                          100

Net income                                                                                         1,845           1,845
                                                       ------       -------       -------       --------         -------
Balance at December 31, 1995                           21,886       $21,886       $31,396       ($47,535)        $ 5,747
                                                       ======       =======       =======       =========        =======




                 See notes to consolidated financial statements.


                      WEDGESTONE FINANCIAL AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 and 1993

                             (Amounts in Thousands)


                                                                                1995            1994           1993
                                                                            ------------    ------------    -------
Cash Flows from Operating Activities:
Net income (loss)                                                              $ 1,845        $ 1,493         ($116)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Provision for loan losses                                                      ---             71            89
    Write-off of note receivable                                                   697            ---           ---
    Depreciation and amortization                                                1,198            829           602
    Deferred income taxes                                                       (1,300)          (681)           44
    Gain on disposal of assets (net)                                               ---            (10)          (23)

Changes in assets and liabilities:
    Accounts and other receivables                                                (109)          (832)         (504)
    Inventories                                                                    617            (25)          485
    Prepaid expenses and other current assets                                     (177)           (62)          (24)
    Accrued payroll and related expenses                                           211             99            40
    Other accrued expenses                                                      (1,016)           570          (241)
    Accounts payable                                                               333            555          (320)
    Other assets                                                                  (463)          (153)          ---
    Other liabilities                                                              ---         (1,788)          195
                                                                               -------        -------         -----
Net cash provided by operating activities                                        1,836             66           227
                                                                               -------        -------         -----

Cash Flows from Investing Activities:
    Proceed from sale of real estate and equipment                                 ---             87           264
    Proceeds from repayment of mortgage notes receivable                             1             51             2
    Notes receivable                                                               ---            ---           (25)
    Acquisition costs paid                                                        (401)           ---           ---
    Capital expenditures                                                          (926)          (575)         (179)
    Investment in real estate                                                     (126)          (172)         (119)
                                                                               -------        -------         -----
Net cash used in investing activities                                           (1,452)          (609)          (57)
                                                                               -------        -------         -----

Cash Flows from Financing Activities:
    Distributions to Standun                                                       ---           (801)         (755)
    Repayment of term debt                                                        (949)          (362)         (285)
    Deferred financing fees paid                                                   (85)
    Repayment of participation arrangements                                        ---            ---            (3)
    Borrowings on long term debt                                                   635            192           493
    Net borrowings on revolving debt                                               201          1,666           365
                                                                               -------        -------         -----
Net cash provided by (used in) financing activities                               (198)           695          (185)
                                                                               -------        -------         -----
Net Increase in Cash                                                               186            152           (15)

Cash at Beginning of Period                                                        179             27            42
                                                                               -------        -------         -----

Cash at End of Period                                                          $   365        $   179         $  27
                                                                               =======        =======         =====



                See notes to consolidated financial statements.

                                       15

                      WEDGESTONE FINANCIAL AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Years Ended December 31, 1995, 1994 and 1993


NOTE 1.     Background and Basis of Presentation

         Background - Wedgestone Financial ("Wedgestone" or the "Company") was formed in 1980 as a real estate investment trust ("REIT") and, on August 9, 1991, filed for bankruptcy. Wedgestone's plan of reorganization (the "Plan") became effective on August 3, 1992.

         Under the guidance of its current management, Wedgestone operates in two business segments, Automotive Products and Real Estate and Lending activities. The automotive segment manufactures and distributes automotive aftermarket products for the light duty truck market. Its principal products include rear bumpers; tubular products such as grille guards, push bars, and step rails; and various other related aftermarket products. The Company's automotive products are marketed in traditional, original equipment and retail automotive aftermarkets. As of March 15, 1996, the automotive segment manufactures and sells its products at two locations in California, and one in Minnesota. Sales are also made from distribution centers in Texas and Utah.

         Although its primary focus has shifted toward its Automotive Products business segment, Wedgestone's Real Estate and Lending business segment has continued since emerging from bankruptcy in 1992. Wedgestone owns three properties that were acquired by foreclosure. The aggregate value, net of reserves, is approximately $1,091,000 as of December 31, 1995. Wedgestone has outstanding loans on one property, net of reserves, of approximately $84,000 as of December 31, 1995.

         Acquisitions - Since May 1992, Wedgestone has acquired three manufacturing operations. In June 1992, Wedgestone acquired St. James Automotive Corp. ("St. James") in exchange for 6,795,220 shares of beneficial interest of Wedgestone and accounted for this acquisition as a purchase. On November 18, 1994, Wedgestone acquired the Automotive Segment of Standun, Inc. ("Standun"), which consisted of the Fey Automotive Products Division ("Fey") and Sigma Plating Co., Inc. ("Sigma") in exchange for 6,795,223 shares of beneficial interest of Wedgestone and the assumption of approximately $1,104,000 of outstanding debt due to related parties of both Wedgestone and Standun, and certain other liabilities. The shareholders of Standun owned, directly or indirectly, approximately 48% of Wedgestone prior to the acquisition and, as a result, this acquisition was accounted for as a "put-together" which is similar to the pooling of interest method of accounting. As a result of the acquisition, Standun now owns 31% of the outstanding shares of beneficial interest of Wedgestone. On January 9, 1995 Wedgestone acquired substantially all of the assets of Hercules Bumpers, Inc. ("Hercules"). The purchase price for the assets acquired was the assumption of certain debt and other liabilities approximating $5.1 million. In addition, certain debt is being guaranteed jointly and severally by Charles W. Brady ("Brady"), the former principal shareholder of Hercules, and Chattahoochee Leasing Corporation ("CLC"), a corporation controlled by Brady. In exchange for this guarantee, Brady received a promissory note in the amount of $300,000 and 1,200,000 shares of beneficial interest of Wedgestone. In consideration for an agreement to pay a liability of Hercules, CLC received a promissory note for $100,000 which was secured by 100,000 shares of beneficial interest of Wedgestone. In June, 1995, the Company exercised its right under the CLC Agreement and acquired the note by issuing these shares to CLC. See Subsequent Events (Note 14).

         The following supplemental pro forma information has been prepared as though the acquisition of Hercules had occurred at January 1, 1994: (In Thousands)

                                                                Year ended
                                                              December 31, 1994
                                                              ------------------
        Net Sales                                                $46,891
        Net Income                                               $ 1,188
        Net Income per Share of Beneficial Interest              $   .05


         The pro forma Net Sales, Net Income, and Net Income per Share of Beneficial Interest for the year ended December 31, 1995 would not be materially different than the actual results presented.

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


NOTE 2.    Summary of Significant Accounting Policies

Inventories - Inventories are stated at the lower of cost or market, with cost being determined by the FIFO (first-in, first-out) method of accounting.

Property, Plant, and Equipment - Property, plant and equipment are stated at cost. Expenditures that materially increase the life of the related assets are capitalized and maintenance and repairs are charged to expense. The costs and related accumulated depreciation applicable to property, plant and equipment which are sold or retired are removed from the accounts, and any gain or loss is included in income.

Depreciation and Amortization - Wedgestone uses the straight-line method for depreciating property, plant and equipment over their estimated useful lives. Buildings and improvements are depreciated from 5 to 40 years, machinery and equipment from 3 to 10 years, furniture and fixtures from 3 to 5 years, and leasehold improvements are amortized over the terms of the respective leases or the life of the improvements, whichever is shorter.

Goodwill - The Company reviews the recoverability of goodwill to determine if there has been any permanent impairment. This assessment is performed based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of intangible assets. If the undiscounted future cash flows are less than the carrying value, a write-down would be recorded, measured by the amount of the difference. Accumulated amortization was $106,000 and $44,000 for the years ended December 31, 1995 and 1994 respectively.

Income Taxes - Deferred tax assets and deferred tax liabilities reflect the tax consequences in future years of differences between the income tax bases of assets and liabilities and the corresponding bases used for financial reporting purposes. The measurement of deferred tax assets is adjusted by a valuation reserve, if necessary, so that the net tax benefits are recognized only to the extent that they will more likely than not be realized.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments -

         Cash, Accounts Receivable and Accounts Payable - The carrying amounts approximate fair value because of the short maturities of these instruments.

         Revolving Line of Credit - The carrying amount approximates fair value because the interest rate is based on variable reference rates.

         Long-Term Debt (excluding revolving line of credit) - The carrying amount of long-term debt approximates fair value.

Concentration of Credit Risk - Financial instruments which subject the Company to credit risk consist primarily of accounts receivable. This risk is reduced due to the number of customers and their geographic dispersion. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

Notes Receivable - Notes receivable are recorded at the lower of cost or estimated net realizable value.

Real Estate Acquired by Foreclosure - Real estate acquired by foreclosure is recorded at the lower of cost or estimated net realizable value. Estimated net realizable value is generally the estimated selling price which the property will bring if placed on the open market allowing a reasonable time to find a willing buyer.

Income/Loss Per Share of Beneficial Interest - Income/loss per share of beneficial interest is calculated based on weighted average outstanding shares.

Accounting  Pronouncements - In 1995, the Financial  Accounting  Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The principles established in the new statement must be applied by the Company in 1996. Among other provisions, the statement changed current accounting practices for the evaluation of impairment of long-lived assets. Management has not yet completed its analysis of the effect of adopting the new statement.

                 In 1995, the FASB also issued SFAS No. 123, Accounting for Stock-Based Compensation, which will be effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

NOTE 3.    Related Parties

         St. James has a five year consulting agreement with PSG Associates, an affiliate of the former owners of St. James (who are also affiliated with Wedgestone), to provide advisory services to St. James with respect to its operations, expansion and financing activities at a minimum rate of $125,000 per year plus reimbursement of expenses. St. James paid $125,000 to PSG Associates for each of the years ended December 31, 1995, 1994 and 1993, respectively.

         In connection with the acquisition of the Automotive Segment of Standun Inc., Resource Holdings Associates and PFG Corp. ("PFG"), both of which are controlled by certain Wedgestone shareholders, received a fee of $225,000, in February 1995.

         In connection with the Hercules acquisition, Resource Holdings Associates and PFG received a fee of $220,000 consisting of $160,000 and 200,000 shares of beneficial interest of Wedgestone at a valuation price of $.30 per share.

         On January 25, 1995, Hercules entered into a five year agreement with PFG and Wedgestone Partners, an affiliate of the aforementioned shareholders, to provide advisory services to Hercules with respect to its operations, expansion and financing activities at an aggregate amount of $175,000 per year. $175,000 was included in the 1995 general and administrative expenses for this agreement.

         On January 12, 1993, as amended, Wedgestone entered into a credit facility with Rockaway 605 Corp. ("Rockaway") pursuant to which Wedgestone was permitted to borrow up to a maximum of $300,000 with additional over advances available at the discretion of the lender to fund Wedgestone's working capital needs and those of its subsidiaries. As a requirement of the financing to purchase the Automotive Segment, Wedgestone paid Rockaway $25,000 to release its lien on the stock of St. James and certain of Wedgestone's real estate.Wedgestone also agreed to issue Rockaway transferable warrants to purchase 225,000 shares of beneficial interest of Wedgestone at $.25 per share if the loan was not paid by March 31, 1995. As of December 31, 1995, these warrants had not yet been issued. As of December 31, 1995, Rockaway had advanced $429,000 in excess of the funding agreement. The Rockaway Loan is secured by a pledge of all of the stock of Wedgestone's direct subsidiaries and notes receivable. Rockaway is a real estate holding company which is controlled by the former shareholders of St. James. The loan is due in July 1996.

NOTE 4.  Inventories

         Inventories consist of the following:  (In Thousands)

                                                  December 31,
                                          1995                  1994
                                         ------               ------
            Finished goods               $1,984               $2,398
            Work in progress              1,137                  783
            Raw materials                 1,370                  712
                                         ------               ------
                                          4,491                3,893
            Less allowances of             (368)                (283)
                                         ------               ------
                                         $4,123               $3,610
                                         ======               ======

NOTE 5.  Property, Plant and Equipment

         The components of property, plant and equipment were as follows: (In Thousands)

                                                               December 31,
                                                         1995              1994
                                                       -------          -------
            Buildings and leasehold improvements       $ 2,331          $ 1,080
            Land                                           556              500
            Machinery and equipment                      8,305            6,878
            Furniture and fixtures                       1,213              960
                                                       -------          -------
                                                        12,405            9,418
            Accumulated depreciation and amortization   (7,711)          (6,908)
                                                        ------          --------
            Net property, plant and equipment          $ 4,694          $ 2,510
                                                       ========         =======


NOTE 6.    Real Estate and Lending

         On August 24, 1992, Wedgestone entered into a secured loan agreement (the "Loan") with Genesis Plastics, Inc. ("Genesis"). The Loan, as amended provided for borrowings of up to $2,000,000 with over advances at the discretion of the lender. As of December 31, 1992, the former shareholders of St. James indirectly agreed to purchase a pro rata participation in the Loan in excess of $800,000. As of December 31, 1994, $1,619,000 had been advanced to Genesis under the participation agreement. Genesis, had previously filed for protection under Chapter II of the United States Bankruptcy Code on August 24, 1994 and had been unsuccessful in its efforts to secure a buyer for its Charleroi, Pennsylvania recycling facility. Wedgestone held a senior security interest in the inventory, receivables and certain equipment of Genesis. On November 29, 1995, in accordance with its rights under the loan agreement with Genesis, Wedgestone consented to the liquidation of the Genesis' inventory and equipment through a public auction. As a result of this action, Wedgestone recorded a one time loss relating to this loan of $697,000 in December 1995.

         The balance in notes receivable was as follows:  (In Thousands)

                                                                               December 31,
                                                                       1995                  1994
                                                                     --------             --------
          Other Notes                                                $    84                   85
          Principal -- Genesis Loan                                      ---              $ 2,419
          Participation due to third party -- Genesis Loan               ---               (1,619)
          Allowance for losses -- Genesis Loan                           ---                 (150)
                                                                     --------             --------
                                                                     $    84              $   735
                                                                     ========             =======

         The balance of real estate acquired by foreclosure was as follows: (In Thousands)

                                                       December 31,
                                                 1995                  1994
                                               -------              --------
          Gross investment                      $7,649               $7,523
          Writedown                             (6,558)              (6,558)
                                               -------              --------
          Net                                   $1,091              $   965
                                                =======             =======
                                       19


         NOTE 7.    Revolving Credit Line and Long Term Debt

         Revolving  credit lines and long-term  debt consisted of the following:
(In Thousands)

                                                                                           December 31,
                                                                                       1995              1994
                                                                                     --------          --------
             Revolving credit line with The CIT Group, Inc.,
                interest at prime plus 2.5%, payable November 1997                   $ 3,576           $ 3,553

             Revolving credit line with NationsBank of Georgia,
               Interest at prime, payable January 2000                                 3,662             ---

             Term loan with The CIT Group, Inc.,  interest at prime plus
                2.5%, payable in monthly installments of
                $19,892 with a balloon payment due November 1997                         935             1,174

             Term loan with The CIT Group, Inc.,  interest at prime plus
                2.5%, payable in monthly installments of
                $9,000 with a balloon payment due March 2000                             459             ---

             Notes payable to Fifth  Avenue  Partners,  interest  at 9%, payable in monthly installments of $22,917 through
                December 31, 1999                                                        921             1,104

             Notes payable to Rockaway 605 Corp.
                interest at 15%, payable July, 1996 (See Note 3)                         729               684

             Notes payable to Charles Brady, interest at 8%
                payable in four equal annual installments starting January 1997          300             ---

             Notes payable to C.E. Westin, 0% interest rate, currently due
                and payable                                                               70                70

             Other                                                                       100               123
                                                                                      -------           -------

                       Total                                                          10,752             6,708

             Less current portion of long-term
                debt and capital lease obligations                                    (2,305)           (1,032)
                                                                                     -------           -------

             Total long-term debt and capital
                  lease obligations                                                  $ 8,447           $ 5,676
                                                                                     =======           =======


         The contractual payments of principal on long-term debt are due as follows: $2,305,000 in 1996, $5,692,000 in 1997, $1,427,000 in 1998, $1,195,000
in 1999, and $107,000 in 2000, and $26,000 thereafter.

         On November 18, 1994, in connection with the acquisition of the Automotive Segment, Wedgestone, through its wholly owned subsidiaries Fey Automotive Products, Inc., Sigma Plating Co., Inc. and St. James Automotive Corp., entered into a three-year, $7.5 million credit facility, which provides for a revolving credit line and term loan with CIT, and which is collateralized by substantially all of the assets of these subsidiaries. There was a facility fee of 1% of the maximum credit line associated with procurement of the loan. The agreement provides for borrowings based on a percentage of inventory and receivables and includes an equipment term loan, at the lender's prime rate plus 2.5% (11% at December 31, 1995 and 1994).

         The agreement contains certain covenants which require maintenance of minimum working capital and equity levels. There is a minimum borrowing required of $4,000,000 under the agreement.

         On January 8, 1995, in connection with the acquisition of substantially all of the assets of Hercules Bumpers, Inc., Wedgestone, through its wholly owned subsidiary, Hercules Automotive Products, Inc. entered into a one year $4.0 million revolving credit line with NationsBank of Georgia which is collateralized by the real property, receivables, inventory and certain equipment at Hercules. The agreement provides for borrowings based on a percentage of inventory and receivables. Under the terms of the agreement, in January 1996, the revolving credit line was converted to a $4.0 million term loan due in 48 equal monthly installments starting February 1996. See Subsequent Events (Note 14).

         Wedgestone assumed a note associated with the termination of Standun's management agreement with Fifth Avenue Partners, a related party of Wedgestone and Standun, in the amount of $1,104,000 in conjunction with the acquisition of the Automotive Segment (See Note 1).

         Wedgestone has included in its short-term obligations $70,000 representing a note payment to C. E. Westin which was to have been made in 1992. St. James exercised its right of indemnification under an environmental liability letter and withheld part of the payment.

NOTE  8.    Income Taxes

         Wedgestone previously operated as a real estate investment trust ("REIT") under certain sections of the Internal Revenue Code. Wedgestone lost its REIT status when it emerged from bankruptcy in August 1992, and as such, income will be taxed at the Wedgestone level. Wedgestone currently has a net operating loss carry forward of approximately $43,000,000 for federal Income tax purposes. These losses expire in various years from 2004 to 2008.

         The Automotive Segment filed a consolidated income tax return with Standun for the year ended December 31, 1993 and for the period January 1, 1994 through date of acquisition, November 18, 1994. Income tax expense of $385,713 and $211,384 for the years ended December 31, 1994 and 1993 respectively, represent income taxes on the Automotive Segment's taxable income had it filed on a separate return basis. Had the acquisition taken place at the beginning of each of these years, these taxes would have been absorbed by Wedgestone's net operating loss. For the year ended December 31, 1995, $42,000 represents state income taxes currently due and payable in the states in which the subsidiaries do not file consolidated returns with Wedgestone.

         In connection with the acquisition of the Automotive Segment, a tax benefit of $440,000 which was attributable to the increase in tax basis of the Automotive Segment's assets was allocated to additional paid-in capital.

         The provision for income taxes consists of the following components:

                                        1995             1994             1993
                                      ------            -----            ------

   Current                            $   42            $ 662            $  167
   Deferred                              168               76              (164)
   Change in Valuation Allowance      (1,468)            (757)              208
                                      ------            -----            ------

                                     ($1,258)          ($  19)           $  211
                                      ======            =====            ======


    Deferred tax assets were comprised of the following:

                                                                             1995                1994
                                                                           --------            ------
    Net operating loss carry forward                                        $14,627             $14,790
    Accruals/Reserves                                                           476                 534
    Depreciation                                                                340                 287
    Basis difference on automotive segment assets acquired                      440                 440
    Basis difference in real estate                                             542                 542
                                                                           ----------           --------
    Total deferred tax assets                                                16,425              16,593
    Less:  Valuation allowance                                              (13,835)            (15,303)
                                                                           ----------           --------
    Net deferred tax assets                                                   2,590               1,290

    Less current deferred tax assets                                           (476)               (316)
                                                                           ----------           --------

    Noncurrent deferred tax assets                                          $ 2,114             $   974
                                                                          ==========          =========


          The following is a reconciliation between the income taxes computed at the Federal statutory rate and the provision for income taxes:

                                                           1995          1994            1993
                                                           ----          ----            ----
                  Income taxes computed at the
                      Federal statutory rate               34.00%         34.00%          34.00%
                  State income taxes net of
                      Federal benefit                       6.00%          6.00%           6.00%
                  Other                                    (4.12%)        10.06%         (35.98%)
                  Change in valuation allowance          (215.19%)       (51.34%)        218.84%
                                                         ---------       --------        -------
                                                         (214.31%)       ( 1.28%)        222.86%
                                                         ========        =======         ======

NOTE 9.    Special Income Shares

          Prior to 1990, in connection with Wedgestone's acquisition of all of the net assets of Wedgestone Participation Mortgage Trust ("WPMT"), Wedgestone issued 593,676 shares of beneficial interest and 565,406 Special Income Shares. The Special Income Shares evidenced a share of all income which was earned from the contingent-appreciation and gross-rental-increase portions of the mortgage loans acquired from WPMT, of which none remained at December 31, 1995 and were not entitled to share in any other Wedgestone income or assets. There were no accrued earnings associated with special income shares for 1995, 1994 or 1993.

          On May 25, 1995, the United States Bankruptcy Court for the District of Massachusetts issued an order establishing rights and obligations with respect to the then one remaining outstanding loan under which income rights had been granted to certain Special Income Shareholders. The order released Wedgestone from all obligations regarding the loan and authorized the Company to transfer all loan documents to the Federal Deposit Insurance Corporation. In connection with this order, Wedgestone was directed to cancel the Special Income Shares subject to certain future distribution rights. The balance sheet and income statement presentation reflect this cancellation.


NOTE 10.    Commitments and Contingencies

         Wedgestone is obligated under various cancelable and noncancelable operating leases for manufacturing facilities, machinery and equipment. These leases expire annually through August 31, 2002. Future minimum annual lease commitments are:

             1996                                      $   904,000
             1997                                          745,000
             1998                                          664,000
             1999                                          396,000
             2000                                          368,000
             Thereafter                                    594,000
                                                          --------
             Total minimum lease payments               $3,671,000
                                                        ==========

         Total net rental expense under the terms of various building and equipment leases was $980,000, $1,069,000 and $1,010,000 for the years ended December 31, 1995, 1994 and 1993, respectively. There is a purchase option in the St. James manufacturing facility lease in the amount of $500,000, exercisable at any time upon repayment of the mortgages which expire concurrently with the sub-lease on October 31, 1998. St. James owes consulting fees to C. E. Westin in the amount of $58,095 as of December 31, 1995.

Note 11.    Stock Option and Profit Sharing Plans

         During 1995, Wedgestone created the Wedgestone Financial 1995 Stock Option Plan (the "Option Plan"), which became effective on December 15, 1995. Officers, other key employees and significant non-employees who are responsible for or contribute to the management, growth and/or profitability of the business of Wedgestone are eligible to be granted stock options under the Option Plan. The Option Plan replaces and supersedes a former stock option plan established in 1994.

         The optionees under the Option Plan will be selected from time to time by the Committee (a group of individuals appointed by the Trustees). The stock options granted under the Option Plan may be of two types: (i) Incentive Stock Options and (ii) Non-Qualified Stock Options. The option price per share of stock under a stock option will be determined by the Committee at the time of grant. The option price with respect to an incentive stock option shall not be less than 100% of the fair market value of the Wedgestone stock on the date of the option grant. The option price with respect to a non-qualified stock option shall not be less than 85% of the fair market value of the stock on the date of the option grant. The stock options can be exercised at such times as determined by the Committee. The stock which is acquired through the exercise of the stock option, is required to be held for investment and not for resale or other distribution. Wedgestone has reserved 1,000,000 shares of its stock to be used for the Option Plan. As of December 31, 1995, 995,000 options were granted, and none were exercised.

Changes in the number of shares subject to options during the year ended December 31, 1995 are summarized as follows:


                                                                      1995
                                                                     -------
              Outstanding at beginning of year                        ---
              Options granted at $ .25 share                         995,000

              Options exercised                                       ---
              Options cancelled or expired                            ---
                                                                     -------
              Outstanding at end of year                             995,000
                                                                     =======



              Two outside directors were each granted 15,000 warrants to acquire shares of beneficial interest in Wedgestone at an exercise price of $.25 per warrant share. The warrants may be exercised at any time from the date of grant until October 31, 1997. The warrants or the warrant shares may not be disposed of or encumbered, except in accordance with certain provisions of the Securities Act of 1933. As of December 31, 1995, none of the warrants were exercised.

              There were no contributions to Wedgestone's former 401(k) Profit-Sharing Plan ("Profit Plan") for the year ended December 31, 1993. The Profit Plan was liquidated in July 1993, and the assets were distributed to the plan participants.

              In January 1995, the Company established the Wedgestone Automotive Corp Retirement Savings Plan (the "Retirement Plan"). The Retirement Plan provides that all eligible employees of the Company who have attained the age of 21, have completed one year of employment and are not subject to a collective bargaining agreement are permitted to contribute up to 15% of their salary to the Retirement Plan. The Company makes contributions on behalf of each participant of a matching amount up to an employee contribution of 2% of such employee's salary. Employees are fully vested at all times with respect to all employee contributions to the Retirement Plan.

              The contributions to Wedgestone's Retirement Plan for the year ended December 31, 1995 were $8,300.

NOTE 12.    Litigation

Bankruptcy Claims

              On October 30, 1992, a group calling itself the "Equity Security Holders Committee of Wedgestone Financial (the "Committee") filed a complaint (the "Complaint") commencing an adversary proceeding in the United States Bankruptcy Court for the District of Massachusetts. On May 20, 1993, the Court dismissed the proceeding. The Committee appealed the dismissal to the District Courts and it was denied. The Committee appealed to the First Circuit and on March 1, 1995, the appeal was denied. The Committee requested a rehearing by the Court of Appeals for the First Circuit. On March 22, 1995, the Court denied the petition for rehearing.

Other

              On May 25, 1995, the United States Bankruptcy Court for the District of Massachusetts issued an order establishing rights and obligations with respect to the one remaining outstanding loan under which income rights had been granted to certain Special Income Shareholders. The order released Wedgestone from all obligations regarding the loan and authorized the Company to transfer all loan documents to the Federal Deposit Insurance Corporation. In connection with this order, Wedgestone was directed to cancel the Special Income Shares subject to certain future distribution rights. The balance sheet and income statement presentation included in this registration has been changed to reflect this cancellation.



NOTE 13.    Segment Information

              Wedgestone principally operates in two industries: Automotive products and real estate and lending. The Automotive Segment manufactures aftermarket automotive accessories which are sold and distributed throughout the United States. The real estate activities include the sale of properties previously acquired by foreclosure.


Financial Data By Business Segment: (In Thousands)

                                                                        For the Years Ended December 31,
                                                             1995                     1994                      1993
                                                             ----                     ----                      ----
Revenue:

Automotive Products                                        $46,112                   $34,618                   $29,472
                                                           ========                  ========                  =======


Income (Loss):

Automotive Products                                         $3,259                    $2,367                      $986
Real Estate and Lending                                       (529)                     (363)                     (433)
                                                           --------                  --------                    ------

   Total Operating Income                                    2,730                     2,004                       553

Other Expenses including taxes                               (885)                      (511)                     (669)
                                                           --------                  --------                    ------

Net Income (Loss)                                           $1,845                    $1,493                     ($116)
                                                            =======                   =======                    ======


Identifiable Assets:

Automotive Products                                       $ 17,228                  $ 11,087                  $  9,555
Real Estate and Lending                                      1,375                     1,880                     1,818
                                                          --------                  --------                  --------
Total Identifiable Assets                                   18,603                    12,967                    11,372

Corporate Assets                                             2,795                     1,424                       158
                                                          --------                  --------                  --------

Total Consolidated Assets                                 $ 21,398                  $ 14,391                  $ 11,530
                                                          =========                 ========                  ========


Capital Expenditures:

Automotive Products                                        $   926                   $   575                  $    179
                                                        ===========               ===========                =========


Depreciation:

Automotive Products                                        $ 1,092                  $    785                  $    559
                                                         ==========               ===========                =========


NOTE 14.    Subsequent Events

         On March 5, 1996, Hercules closed its manufacturing plant in Pelham, Georgia. The market for the bumpers produced in the Pelham facility significantly changed during 1995. Historically, a significant percentage of Hercules business was for sales to dealers of a domestic OE Manufacturer. A new program implemented by one of these manufacturers in late 1994 made it extremely difficult for Hercules to remain competitive in this market segment. Hercules incurred a net loss of $125,000 in 1995. As a result, management determined that closing the Pelham facility was appropriate. Hercules is working with its senior lender for an orderly liquidation of the assets in Pelham. While the final outcome is uncertain, the Company does not expect the closure of the Pelham facility to have a material effect on 1996 operations.

NOTE 15.    Supplemental Cash Flow Information

         Cash paid during the year for:
                                 (In Thousands)

                                1995               1994               1993
                                ----               ----               ----

         Interest             $1,334                $561               $496
         Income Taxes         $  287                $567               $167


 Supplemental Schedule of Non-Cash Investing and Financing Activities

         During 1994, Standun transferred land and buildings of $795,000 to the Automotive Segment.

         In connection with the acquisition of the Automotive Segment in November 1994, Wedgestone assumed a note associated with the termination of Standun's management agreement with a related party in the amount of $1,104,086.

         On January 9, 1995 Wedgestone acquired substantially all of the assets of Hercules Bumpers, Inc. ("Hercules") which manufactures and distributes rear bumpers for both domestic and foreign light duty trucks. The purchase price for the assets acquired was the assumption of certain debt and other liabilities approximating $5.1 million. In addition, certain debt is being guaranteed jointly and severally by Charles W. Brady ("Brady"), the principal shareholder of Hercules, and Chattahoochee Leasing Corporation ("CLC"), a corporation controlled by Brady. In exchange for this guarantee, Brady received a promissory note in the amount of $300,000 and 1,200,000 shares of beneficial interest of Wedgestone. In consideration for an agreement to pay a liability of Hercules, CLC received a promissory note for $100,000 which was secured by 100,000 shares of beneficial interest of Wedgestone. In June, 1995, the Company exercised its right under the CLC Agreement and acquired the note by issuing these shares to CLC. See Subsequent Events (Note 14).

         In connection with the Hercules acquisition, Resource Holdings Associates and PFG received a fee of $220,000 consisting of $160,000 and 200,000 shares of beneficial interest of Wedgestone at a valuation price of $.30 per share.

         In connection with the January 9, 1995 acquisition of Hercules, Wedgestone assumed liabilities to acquire assets as follows:


           Accrued expenses                                          $1,094,021
           Revolver and other debt                                    3,957,024
                                                                      ---------
           Total liabilities assumed                                 $5,051,225
                                                                      =========

           Receivables, inventories and other assets                 $2,990,855
           Property, Plant and Equipment                              2,060,370
                                                                      ---------
           Total assets acquired                                     $5,051,225
                                                                      =========

                                    PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 10.    Trustees and Executive Officers of the Registrant

         The following table sets forth certain information concerning the trustees, executive officers and other management personnel of Wedgestone and its subsidiaries as of March 29, 1996:

      Name                           Age         Position
      ----                           ---         ---------
      Jeffrey S. Goldstein            50         Trustee, President, Treasurer and Secretary -  Wedgestone Financial
      John C. Shaw                    42         Trustee - Wedgestone Financial
      Jeffrey A. Oberg                41         Trustee - Wedgestone Financial
      John J. Doran                   46         Trustee - Wedgestone Financial
      David L. Sharp                  44         Chief Executive Officer - Wedgestone Automotive Corp
      Eric H. Lee                     41         Chief Financial Officer, Treasurer / Secretary - Wedgestone Automotive Corp
      Lawrence R. Wasielewski         52         Sr. Vice President, Sales/Marketing - Wedgestone Automotive Corp
      Paul W. Westerhoff              45         Sr. Vice President, Operations - Wedgestone Automotive Corp

         Jeffrey S. Goldstein has served as President of Wedgestone since October 1, 1992, and has served as a Trustee since June 16, 1992. Additionally, Mr. Goldstein has served as President of Rockaway 605 Corp. since 1989. Mr. Goldstein joined Rockaway 605 Corp. for the purpose of reorganizing Rockaway. Mr. Goldstein also performs consulting services for Air Wisconsin Airlines Corp. From 1985 to 1989, Mr. Goldstein served as Executive Vice President and Treasurer of Kane Industries. From 1979 to 1985, Mr. Goldstein served as Vice President and Treasurer of Arkay Packaging Corp.

         John C. Shaw has served as a Trustee since November, 1992. Mr. Shaw has served as a Managing Director of Resource Holdings Ltd., a New York based private merchant banking firm, since 1983. Mr. Shaw is a member of the Board of Directors of National Capital Management Corp., a publicly traded corporation with specialty finance, real estate and industrial operations.

         Jeffrey A. Oberg has served as a Trustee since October 1994. Mr. Oberg has served as a Managing Director of KPMG Marwick since August 1995. Mr. Oberg previously served as Senior Vice President Finance and Corporate Development at United States Banknote Corporation from January 1994 through July 1995, and as Vice President Finance and Corporate Development from February 1991 through December 1993. Prior to February 1991, Mr. Oberg served as Vice President in the Investment Banking Division at The First Boston Corporation.

         John J. Doran has served as a Trustee since October 1994. For the past ten years, Mr. Doran served as President of Citizens Medical Corporation and as a consultant to Medco Containment Services, Inc. Mr. Doran is a member of the Board of Directors of Sandwich CoOp. Bank, a publicly traded company.

         David L. Sharp was hired as Chief Executive Officer of Wedgestone Automotive Corp upon acquisition of the Automotive Segment from Standun on November 18, 1994. Mr. Sharp has been with the Standun companies since 1979, where he has served in various positions with Standun's subsidiaries and divisions. From 1989 until the acquisition, Mr. Sharp served as President of Standun and the Fey Automotive Products Division.

         Eric H. Lee was hired as Chief Financial Officer, Treasurer and Secretary of Wedgestone Automotive Corp upon acquisition of the Automotive Segment from Standun on November 18, 1994. From January 1994 until the acquisition, Mr. Lee served as Chief Financial Officer of Standun and as Controller of the Fey Automotive Products division from February 23, 1993 until January 1994. Prior to Mr. Lee's employment at Standun, he occupied various management positions within the electronics industry, the latest being President and Chief Operating Officer of Synthane Taylor, a subsidiary of Alco Industries.

         Lawrence R. Wasielewski was hired as Senior Vice President of Sales/Marketing of Wedgestone Automotive Corp upon acquisition of the Automotive Segment from Standun on November 18, 1994. Mr. Wasielewski began employment with the Fey Automotive Products division in June 1992, where he served as Vice President of Sales/Marketing. Prior to his employment with Standun, Mr. Wasielewski occupied various senior management positions with Tenneco Automotive, a division of Tenneco, Inc.

         Paul W. Westerhoff was hired as Senior Vice President of Operations of Wedgestone Automotive Corp upon acquisition of the Automotive Segment from Standun on November 18, 1994. Mr. Westerhoff has been with the Standun companies since November 1984, and has held various positions within the Company.

         Mr. Goldstein, as the sole officer of Wedgestone, serves at the pleasure of the Board of Trustees and each of the Trustees serve until their successors are elected and qualified at the next annual meeting of Wedgestone's Shareholders.

         All trustees are reimbursed for their reasonable out-of-pocket expenses incurred in connection with attendance at Board meetings. Wedgestone compensates its trustees at a rate of $2,000 per quarter and $200 per meeting. All trustees and officers are serving a current term of office that continues until
Wedgestone's next annual meeting of shareholders. There are no family relationships among any of the executive officers or trustees of Wedgestone.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires Wedgestone's officers and directors and persons who own more than ten percent of a registered class of Wedgestone's equities securities, to file reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the Securities and Exchange Commission (the "Commission") and the NASDAQ System. Such officers, directors and ten percent shareholders are also required by the Commission's rules to furnish Wedgestone with copies of all Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it, or written representation from certain reporting persons that no Form 5 was required for such persons, Wedgestone believes that during the year ended December 31, 1995, all Section 16(a) filing requirements applicable to its officers, directors and ten percent shareholders were complied with.

         Wedgestone's  Audit Committee is comprised of John J. Doran and Jeffrey
A. Oberg. Wedgestone's Compensation Committee is comprised of John J. Doran, Jeffrey A. Oberg and John C. Shaw. Wedgestone's Executive Committee, is comprised of John C. Shaw and Jeffrey S. Goldstein. These individuals will hold their respective positions until the appointment of their respective successors.

Item 11.  Executive Compensation

         The three components of the Company's executive officer compensation program are base salary, annual incentive compensation in the form of a cash bonus and long-term incentive compensation in the form of stock options. Executive officers are also entitled to various benefits including participation in the Company's medical, life insurance and long-term disability plans which are generally available to employees of the Company. The Compensation Committee of the Board of Trustees consisting of two outside trustees and the Company's Chairman, is responsible for the evaluation and approval of the compensation of Wedgestone Financial officers.

         The following tabulation gives information with respect to remuneration paid to each of the five highest paid executive officers of Wedgestone and its subsidiaries for the years 1995, 1994, and 1993.


                                                        SUMMARY COMPENSATION


                                                   Year           Salary             Bonus          Options        Benefits
                                                   ----          --------            ------         -------        ---------
Jeffrey S. Goldstein, President                    1995          $160,200      $       -0-          85,000       $      -0-
 Wedgestone Financial                              1994           120,000              -0-              -0-             -0-
                                                   1993           120,000              -0-              -0-             -0-


David L. Sharp, Chief Executive Officer            1995           114,750           34,000          251,500           8,712
  Wedgestone Automotive Corp                       1994           110,000           48,000              -0-          12,673
                                                   1993           106,844           22,000              -0-           9,546


Eric H. Lee, Chief Financial Officer               1995            95,000           26,000          160,000           8,678
 Wedgestone Automotive Corp                        1994            88,000           34,000              -0-           9,775
                                                   1993           62,208(a)            -0-              -0-           3,588


Lawrence R. Wasielewski, Sr. Vice President,       1995            97,000           26,000          160,000           8,586
  Sales/Marketing                                  1994            88,000           34,000              -0-           9,270
  Wedgestone Automotive Corp                       1993            80,750              -0-              -0-           1,746


Paul W. Westerhoff, Sr. Vice President,            1995            92,000           26,000          185,000           8,618
 Operations                                        1994            88,000           34,000              -0-           9,775
 Wedgestone Automotive Corp                        1993            88,000           12,500              -0-           8,394

-----------------------------------------------------


(a)  Individual's compensation shown is for a partial year of employment.

Mr. Goldstein was first employed by Wedgestone on October 1, 1992, when he was elected President. Messrs. Sharp, Lee, Wasielewski, and Westerhoff were hired as executive officers of Wedgestone Automotive Corp upon Wedgestone's acquisition of the Automotive Segment from Standun on November 18, 1994. Their salaries above represent the annual compensation received as employees of Wedgestone and Standun.



The  following  table  shows,  for  those   individuals  named  in  the  Summary
Compensation table, information concerning stock options granted during the year ended December 31, 1995.


                                                        Option Grants in 1995

                                  Options      % of Total        Exercise  Expiration Potential Realizable Value(2)
                                 Granted(1)    Granted in 1995   Price      Date(1)            5%         10%
                                 ----------    ---------------   -----      -------            --         ---
Jeffrey S. Goldstein               85,000          8.5%          $.25        9/22/99        $25,500     $31,450
David L. Sharp                    251,500         25.2%           .25        9/22/99         75,450      93,055
Eric H. Lee                       160,000         16.1%           .25        9/22/99         48,000      59,200
Lawrence R. Wasielewski           160,000         16.1%           .25        9/22/99         48,000      59,200
Paul W. Westerhoff                185,000         18.6%           .25        9/22/99         55,500      68,450

--------------------------------------------


(1) Options indicated vest and become exercisable over a two-year period ending December 31, 1996 based on the optionee's continued employment with the Company.

(2) Potential Realizable Value at assumed Annual Rates of Stock Price Appreciation for Option terms at rates of 5% and 10% is information mandated by the Securities and Exchange Commission and does not represent the Company's estimate or projection of the future price of its shares of Beneficial Interest.

No executive officer exercised options during 1995. The following table sets forth, for each of the executive officers named in the Summary Compensation
Table, the year-end value of unexercised options.


                                                 Aggregated Option Exercises in 1995
                                                     and Year-End Option Values

                                                 Number of                             Value of Unexercised
                                            Unexercised Options                        In-The-Money Options
                                                At Year-End                               At-Year-End
                                                ------------                              ------------
                                     Exercisable        Unexercisable              Exercisable        Unexercisable
                                     -----------        -------------              -----------        -------------
Jeffrey S. Goldstein                   56,700            28,300                      $0                 $0
David L. Sharp                        167,700            83,800                       0                  0
Eric H. Lee                           106,700            53,300                       0                  0
Lawrence R. Wasielewski               106,700            53,300                       0                  0
Paul W. Westerhoff                    123,300            61,700                       0                  0

Compensation Committee Interlocks and Insider Participation

         During Fiscal 1995, the Compensation Committee of the Board of Trustees of the Company was comprised of John J. Doran, Jeffrey A. Oberg and John C. Shaw. None of the members of the Compensation Committee has ever been an employee or officer of the Company or any of its subsidiaries, with the exception of Mr. Shaw who is the Chairman of the Board but does not receive compensation for acting in such capacity. Mr. Shaw, however, is a significant equity holder in PSG Associates, which provides financial and advisory services to St. James and Hercules, subsidiaries of the Company. In Fiscal 1995, the
Company paid PSG Associates $125,000 in connection with such services to St. James. The Trust will pay PSG Associates $125,000 for financial and advisory services rendered to St. James for the current fiscal year. Otherwise, none of the members of the Compensation Committee has any relationship requiring disclosure under any paragraph of Item 404 or in Item 402(j)(3) of Regulation S-K promulgated by the Commission.

          REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF TRUSTEES

         The following is the report of the Compensation Committee of the Trust (the "Committee") on executive compensation for Fiscal 1995.

         Compensation Philosophy. The Committee believes that it is in the best interests of the Shareholders for the Company to attract, maintain and motivate top quality management personnel, especially its executive officers, by offering and maintaining a competitive compensation package that exhibits an appropriate relationship between executive pay and the creation of stockholder value. The general philosophy of the committee is to integrate (i) adequate levels of annual base compensation; (ii) annual cash bonuses and equity awards based on achievement of short-term corporate and individual performance goals, such that executive compensation levels will be higher in years in which performance goals are achieved or exceeded; and (iii) equity awards, to ensure that management has a continuing stake in the long term success of the Company and return of value to its stockholders.

         In November 1994, the Company acquired the assets of the Fey Automotive division of Standun, Inc. In connection with this acquisition, the Company formed a wholly-owned subsidiary, Wedgestone Automotive Corp, and hired the senior management of the Fey Automotive division (the "Executive Group"). The Executive Group included Mr. Sharp as Chief Executive Officer of Wedgestone
Automotive Corp, Mr. Lee as Chief Financial Officer of Wedgestone Automotive Corp, Mr. Wasielewski as Senior Vice President of Sales of Wedgestone Automotive Corp, and Mr. Westerhoff as Senior Vice President of Operations of Wedgestone Automotive Corp. In connection with the acquisition, the Company agreed to pay salary and benefit amounts to the members of the Executive Group consistent with their prior salary and benefits at Standun, Inc.

         The elements of the Committee's integrated  compensation philosophy and
the  application  of  these  philosophies  during  Fiscal  1995,   including  in
connection with the hiring of the Executive Group, are summarized as follows:

         Base Compensation Levels. Although the Committee believes that performance-based pay elements should be a key element in the compensation packages for its executive officers, the Company must maintain base compensation levels commensurate with other comparable companies in its industry with whom the Company competes for management personnel (the "Comparable Companies").

         The Comparable Companies selected by the Company are those automotive supply companies that have production and marketing strategies similar to those of the Company, which are similar to the Company and which compete for executives in the same markets as the Company.

         Although the process of setting base compensation levels often reflects subjective factors, such as leadership, commitment, attitude and motivational effect, the Committee also considers objective factors, such as achievement of performance goals (primarily profitability of the areas over which the executive has management responsibility), level of responsibility and prior experience. The Committee believes that the overall compensation paid to the Company's executive officers for the last year was competitive with overall compensation paid by the Comparable Companies for similar positions.

         Performance-Based Compensation. The Company provides executive officers with the following performance-based compensation programs:

         o Cash Bonuses. Cash bonuses may be earned if certain specified performance goals are achieved.

         o        Stock  Options.   Options  may  be  granted  pursuant  to  the
                  Wedgestone Financial 1995 Stock Option Plan (the "Option Plan") at an exercise price equal to or greater than the fair market value of the stock on the date of the grant. The value of the options is related directly to the market price of the stock and, accordingly to the long-term performance of the Company.

         An aggregate of 841,500 options were granted to the Company's executive officers in 1995 under the Option Plan. The number of options granted was based on the executive's length of service and level of responsibility in the Company.

         Compensation of Chief Executive Officer. Mr. Goldstein's base compensation for 1995 was $160,200 and has been set at $175,000 for 1996. The Committee believes that Mr. Goldstein's base salary in 1995 was comparable to that of other chief executives in the industry in which the Company competes. Mr. Goldstein did not receive a bonus in 1995, but was granted an option exercisable for 85,000 shares at an exercise price of $ .25 per share.

                                     John J. Doran, Chairman
                                     Jeffrey A. Oberg
                                     John C. Shaw

                                     Members of the Compensation Committee

Profit Sharing, Stock Option Plans and Warrants

         During 1995, Wedgestone created the Wedgestone Financial 1995 Stock Option Plan (the "Option Plan"). The Option Plan became effective on December 15, 1995. The total number of shares of Wedgestone stock reserved and available for distribution under the Option Plan is 1,000,000. Officers, other key employees and significant non-employees who are responsible for or contribute to the management, growth and/or profitability of the business of Wedgestone are eligible to be granted stock options under the Option Plan. The Option Plan replaces and supersedes a former stock option plan established in 1994. The optionees under the Option Plan will be selected from time to time by the Committee (a group of not less than three persons appointed by the Trustees). The stock options granted under the Option Plan may be of two types: (i) Incentive Stock Options and (ii) Non-Qualified Stock Options. The option price per share of stock under a stock option will be determined by the Committee at the time of grant. The option price with respect to an incentive stock option shall not be less than 100% of the fair market value of the Wedgestone stock on the date of the option grant. The option price with respect to a non-qualified stock option shall not be less than 85% of the fair market value of the Wedgestone stock on the date of the option grant. The stock options can be exercised at such times as determined by the Committee. The stock which is acquired through the exercise of the stock option is required to be held for investment and not for resale or other distribution. The options and the stock are non-transferable. As of March 28, 1996, 995,000 shares have been granted.

         Two outside directors, Mr. John J. Doran and Mr. Jeffrey A. Oberg, were each granted 15,000 warrants to acquire shares of beneficial interest in Wedgestone at an exercise price of $.25 per warrant share. The warrants may be exercised at any time from the date of grant until October 31, 1997. The warrants or the warrant shares may not be disposed of or encumbered, except in accordance with certain provisions of the Security Act. As of March 26, 1996, none of the warrants have been exercised.

         All former Profit Sharing, Stock Option and 401(k) Profit Sharing Plans were terminated pursuant to the bankruptcy plan of reorganization in 1992. The 401(k) Profit Sharing Plan was liquidated as of July 21, 1993 and the assets were distributed to the plan participants. In January 1995, the Company established the Wedgestone Automotive Corp Retirement Savings Plan (the "Retirement Plan"). The Retirement Plan provides that all eligible employees of the Company who have attained the age of 21, have completed one year of employment and are not subject to a collective bargaining agreement are permitted to contribute up to 15% of their salary to the Retirement Plan. The Company makes contributions on behalf of each participant of a matching amount up to an employee contribution of 2% of such employee's salary. Employees are fully vested at all times with respect to all employee contributions to the Retirement Plan.


Item 12.    Security Ownership of Certain Beneficial Owners and Management

         The following table shows, as of December 31, 1995, certain information known to Wedgestone regarding security holders of Wedgestone who may be deemed to be the beneficial owners of 5% or more of each class of Wedgestone's shares.


                                                                  Beneficial Shares
                                                      --------------------------------------------
                                                      Amount and Nature of              Percent of
Name and Address of Beneficial Owners                 Beneficial Ownership                 Class
-------------------------------------                 --------------------              ----------
Standun, Inc.                                             6,795,223                         31.0%
201 S. Hindry Avenue
Inglewood, CA  90301

JCS Management Co., Inc.                                  8,525,756(1)                      39.0%
520 Madison Avenue, 40th Floor
New York, NY  10022

PFG Corporation                                           1,863,865(2)                       8.5%
235 Sunrise Boulevard
Palm Beach, FL  33480

RAB Management Corp.                                      1,730,531(3)                       7.9%
520 Madison Avenue, 40th Floor
New York, NY  10022

JMS Holdings Co., Inc.                                    1,730,531(4)                       7.9%
520 Madison Avenue, 40th Floor
New York, NY  10022

Charles Brady                                             1,300,000(5)                       5.9%
1315 Peachtree Street N.E. Suite 300
Atlanta, GA  30309

------------------------------------------------
(1) Mr. John C. Shaw is the president and sole shareholder of this company. 6,795,223 of these shares are held by Standun. Resource Holdings Associates owns 62.5% of the stock of Standun and Mr. Shaw is managing director of the general partner of Resource Holdings Associates.

(2) Mr. James J. Pinto is the president and sole shareholder of this company. PFG owns 37.5% of Standun, Inc.

(3) Mr Richard A. Bartlett is the president and sole shareholder of this company.

(4) Mr. Jerry M. Seslowe is the president and sole shareholder of this company.

(5) Includes 100,000 shares held by Chattahoochee Leasing Corporation, an affiliate of Mr. Brady.

Security Ownership of Management

         The following tables show, as of December 31, 1995, based upon information supplied by the Trustees and officers of Wedgestone and its subsidiaries, the amount and nature of ownership of Wedgestone Shares of each Trustee of Wedgestone and of all Trustees and officers as a group.

                                                     Amount and Nature of        Percent of
         Name                                       Beneficial Ownership           Class
         ----                                       ----------------------       ----------
         John C. Shaw                                       8,525,756(1)             37.3%
         Jeffrey A. Oberg                                      15,000(2)                 *
         John J. Doran                                         15,000(2)                 *
         Jeffrey S. Goldstein                                  85,000(3)                 *
         David L. Sharp                                       251,500(4)              1.1%
         Eric H. Lee                                          160,000(5)                 *
         Lawrence R. Wasielewski                              160,000(6)                 *
         Paul W. Westerhoff                                   185,000(7)                 *

         All trustees and officers as a group
         (eight persons, all above-named)                   8,836,156                38.6%
                                                            =========                =====

-----------------------------------------------------
*   Represents less than 1%

(1)   See Footnote (1) under Security Ownership of Certain Beneficial Owners.
(2) Represents an option that is immediately exercisable to purchase 15,000 shares.
(3) Includes an option granted to Mr. Goldstein that is immediately exercisable to purchase 56,600.
(4) Includes an option granted to Mr. Sharp that is immediately exercisable to purchase 167,600 shares.
(5) Includes an option granted to Mr. Lee that is immediately exercisable to purchase 106,600 shares.
(6) Includes an option granted to Mr. Wasielewski that is immediately exercisable to purchase 106,600 shares.
(7) Includes an option granted to Mr. Westerhoff that is immediately exercisable to purchase 123,400 shares.

Item 13.    Certain Relationships and Related Transactions

         The Automotive Segment was purchased from Standun, which is indirectly owned and/or controlled by Resource Holdings Associates and PFG Corp. The managing directors of Resource Holdings Ltd. (the general partner of Resource Holdings Associates) and PFG Corp are former shareholders of St. James. Each of the managing directors owns directly or indirectly in excess of 5% of the outstanding shares of Wedgestone. In connection with the acquisition, Standun now owns 31.5% of Wedgestone. Wedgestone assumed a note associated with the termination of Standun's management agreement with Fifth Avenue Partners, a related party of Wedgestone and Standun, in the amount of $1,104,086 in conjunction with the acquisition. The note is payable monthly with interest calculated in arrears at 9% per annum over the five years ending December 31, 1999.

         St. James has a Consulting Agreement with PSG Associates entered into on January 10, 1992 ( prior to its acquisition by Wedgestone). Pursuant to this Agreement, PSG Associates has agreed to provide advisory services to St. James with respect to its operations, expansion and financing activities at a minimum rate of $125,000 per year plus reimbursement of expenses. Mr. Shaw, a trustee of the Company, is a significant equity holder in PSG Associates, through JCS Holdings Corp. ("JCS") as is each of PFG Corp., JMS Holdings Corp., and RAB Management Corp. (the former St. James shareholders). During 1995, 1994 and 1993, St. James paid $125,000 per year, to PSG Associates under this contract. For the years 1996 and 1997, St. James is required to pay to PSG Associates $125,000 annually, pursuant to this Agreement.

         On January 12, 1993, as amended, Wedgestone entered into a secured, one year credit facility due July 1996 with Rockaway pursuant to which Wedgestone is permitted to borrow up to a maximum to $300,000 with additional over advances available at the discretion of the lender to fund Wedgestone's working capital needs and those of its subsidiaries. The contractual rate of interest on this Loan is fifteen percent (15%) per annum and there was a commitment fee of $4,500, payable upon initial funding and an extension fee of $5,000 in connection with the amendment in 1994. The Rockaway Loan is secured by a pledge of substantially all of the stock of Wedgestone's subsidiaries, its personal assets and notes receivables. As of December 31, 1995, Wedgestone had borrowed $300,000 pursuant to this facility and Rockaway advanced amounts in excess of the agreement of $429,000. Rockaway is a real estate holding company which is controlled by former St. James shareholders. The former St. James shareholders are entitled to substantially all of the economic benefits of Rockaway. Mr. Goldstein, who is president and a trustee of Wedgestone, is the president of Rockaway.

         In connection with the Hercules acquisition, Resource Holdings Associates and PFG received a fee of $220,000 consisting of $160,000 and 200,000 shares of beneficial interest of Wedgestone at a valuation price of $.30 per share.

                                     PART IV

Item 14.    Exhibits, Financial Statements, Schedules, and Reports on Form 10-K

         (a) Set forth below are consolidated financial statements, financial statement schedules and exhibits filed as part of this Annual Report on Form 10-K.

           1.      Consolidated Financial Statements

                   Reference is made to the index of consolidated financial statements and supplementary data on page 10.

           2.      Financial Statement Schedules

                   Schedule II, Valuation and Qualifying Accounts, Schedule III, Real Estate and Accumulated Depreciation and Schedule IV, Mortgage Loans on Real Estate appear on pages 39 through 41 hereof. All other schedules are not included because they are not applicable.

           3.      Exhibits

                   The following Exhibits are filed as part of, or incorporated by reference into this report:



           Exhibit No.

           (2)      (i)    The Merger  Agreement with St. James Automotive Corp.
                           into a subsidiary of Wedgestone as contemplated in Wedgestone's Plan of Reorganization dated May 29,
                           1992  (Filed as  Exhibit 2 to Form 8-K filed June 15,
                           1992 and incorporated herein by reference).

                   (ii) The Asset Sale Agreement between Wedgestone Financial, Wedgestone Automotive Corp., Fey Automotive Products, Inc. and Standun, Inc. dated October 28, 1994 (Filed as Exhibit 1 to Form 8-K filed October 28, 1994 and incorporated herein by reference).

                  (iii) First Amendment to Asset Sale Agreement between Fey Automotive Products, Inc. and Standun, Inc. dated November 17, 1994 (Filed as Exhibit 2 to Form 8-K filed December 1, 1994 and incorporated herein by reference).

                   (iv) Asset Sale Agreement between Hercules Automotive Products, Inc. (a subsidiary of Wedgestone Financial) and Hercules Bumpers, Inc. dated December 23, 1994 (Filed as Exhibit 1 to Form 8-K filed January 23, 1995 and incorporated herein by reference).

                    (v) Letter Amendment to Asset Sale Agreement between Hercules Automotive Products, Inc. and Hercules Bumpers, Inc. dated December 23, 1994 (Filed as
                           Exhibit 2 to Form 8-K filed January 23, 1995 and incorporated herein by reference).

           (3)      (i)    Amendment and Restatement of Declaration of Trust and
                           Appointment of Trustees and Acceptance of Appointment of Trustees dated June 15, 1992 (Filed as Exhibit 3 to Form 8-K on June 26, 1992 and incorporated herein by reference).

           (4)      (i)    Specimen   certificate   for  shares  of   beneficial
                           interest, $1.00 par value (Filed as Exhibit 1 to Form
                           S-11   Registration   Statement   No.   2-66921   and
                           incorporated herein by reference).

                   (ii) Specimen certificate for Special Income Shares (Filed as Exhibit 4(b) to Form S-14 Registration Statement No. 2-98006 and incorporated herein by reference).

         (10)       (i)    Letter of Intent between Wedgestone Financial and PSG
                           Holdings Corp.,  d/b/a St. James Automotive (Filed as
                           Exhibit C to First Amended of Reorganization which was filed as Exhibit 2(ii) to Form 8-K filed February
                           12, 1992 and incorporated herein by reference).

                   (ii) Term note for $1,000,000 from Genesis Plastics, Inc., to Wedgestone Financial (Filed as an exhibit to Form 8-K Report dated August 24, 1992 and incorporated herein by reference).

                  (iii)    Loan and  Security  Agreement  dated  August 24, 1992
                           between Genesis Plastics, Inc., and Wedgestone Financial for loan (Filed as an exhibit to Form 8-K Report dated August 24, 1992 and incorporated herein by reference).

                   (iv) Unconditional Secured Guaranty dated August 24, 1992 between Nicon Holdings, Inc., and Wedgestone Financial for loan (Filed as an exhibit to Form 8-K Report dated August 24, 1992 and incorporated herein by reference).

                    (v) Unconditional Guaranty dated August 24, 1992 between Nicon Holdings, Inc., and Wedgestone Financial for loan (Filed as an exhibit to Form 8-K Report dated August 24, 1992 and incorporated herein by reference).

                   (vi) Stock Exchange Agreement and Plan of Reorganization dated August 24, 1992 between Nicon Plastics, Inc., and Wedgestone Financial (Filed as an exhibit to Form 8-K Report dated August 24, 1992 and incorporated herein by reference).

                  (vii) Loan Participation and Sharing Agreement dated December 17, 1992 between Wedgestone Financial and JCS Holdings Corp., RAB Management Corp., JMS Holdings Corp., and PFG Corp. (Filed as an exhibit to Form 10-K filed March 31, 1993 and incorporated herein by reference).

                 (viii) Loan and Security Agreement dated January 12, 1993 between Wedgestone Financial and Rockaway 605 Corp. (Filed as an exhibit to Form 10-K filed March 31, 1993 and incorporated herein by reference).

                   (ix) Amendment dated January 15, 1994 of Loan Participation and Security Agreement dated January 12, 1993 between Wedgestone Financial and Rockaway 605 Corp. (Filed as an exhibit to Form 10-K filed April 13, 1994 and incorporated herein by reference).

                    (x) Court approved motion by IRP releasing guarantee of indebtedness owed to Charles Sullivan in exchange for the right to purchase Wedgestone's one acre parcel and IRP's assignment of it's 50% interest in Wedgestone's New York property to Wedgestone. (Filed as an exhibit to Form 10-K filed April 13, 1994 and incorporated herein by reference).

                   (xi) Amendment dated November 1, 1994 of Loan and Security Agreement dated January 12, 1993 between Wedgestone Financial and Rockaway 605 Corp. (Filed as an exhibit to Form 10-K filed March 30, 1995 and incorporated herein by reference).

                  (xii) Registration Rights Agreement between Standun, Inc. and Wedgestone Financial dated November 18, 1994 (Filed as Exhibit 3 to Form 8-K filed December 1, 1994 and incorporated herein by reference).

                 (xiii) The Wedgestone Financial 1994 Stock Option Plan effective September 24, 1994. (Filed as an exhibit to Form 10-K filed March 30, 1995 and incorporated herein by reference).

                  (xiv) Promissory Note between Standun, Inc. and 5th Avenue Partners dated November 17, 1994 and Assignment
                           Agreement, assigning the note to Fey Automotive Products, Inc. (Filed as an exhibit to Form 10-K filed March 30, 1995 and incorporated herein by reference).

                   (xv) Revolving Credit Line between Fey Automotive Products, Inc., Sigma Plating Co., Inc. and St. James Automotive Corp. and The CIT Group, Inc. dated November 18, 1994.(Filed as an exhibit to Form 10-K filed March 30, 1995 and incorporated herein by reference).

                  (xvi) Credit Enhancement Agreement of Charles Brady, Chattahoochee Leasing Corporation and Wedgestone Financial dated January 8, 1995 (Filed as Exhibit 3 to Form 8-K filed January 23, 1995 and incorporated herein by reference).

                 (xvii) Promissory Note between Charles W. Brady and Hercules Automotive Products, Inc. dated January 8, 1995 (Filed as Exhibit 4 to Form 8-K filed January 23, 1995 and incorporated herein by reference).

                (xviii) Promissory Note between Chattahoochee Leasing Corporation and Hercules Automotive Products, Inc. dated January 8, 1995 (Filed as Exhibit 5 to Form 8-K filed January 23, 1995 and incorporated herein by reference).

                  (xix) The Wedgestone Financial 1995 Stock Option Plan effective December 15, 1995 (Filed herewith).

         (21)              Subsidiaries of Registrant:

                           Wedgestone   College   Point   Corp.,   a  New   York
                           corporation
                           Bristol Village Inc., a Connecticut corporation
                           MWF Corp., a Delaware corporation LIP Corp., a Massachusetts corporation
                           St. James Automotive, a Delaware corporation
                           Wedgestone Automotive Corp., a Delaware corporation Fey Automotive Products, Inc., a Delaware corporation Sigma Plating Co., Inc., a California corporation Hercules Automotive Products, Inc., a Delaware corporation


          Note: Wedgestone Financial has eight consolidated wholly owned subsidiaries operating in the United States. Wedgestone College Point Corp., Bristol Village Inc., MWF Corp., and LIP Corp. own real estate acquired from a borrower. See Schedule III to this report for a description of the real estate so acquired. St. James Automotive Corp., Wedgestone Automotive Corp., Fey Automotive Products, Inc., and Hercules Automotive Products, Inc. manufacture light duty truck aftermarket accessories. Sigma Plating Co., Inc. operates an electroplating facility.

          (27)             Financial Data Schedule (Filed herewith).

         (b)  Reports on Form 8-K

              The Company filed a report on Form 8-K dated December 11, 1995, with respect to a loss in connection with the Genesis loan.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             WEDGESTONE FINANCIAL



Date:    March 27, 1996
                                             By: /s/   Jeffrey S. Goldstein,
                                                --------------------------------
                                                           President




Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:    March 27, 1996                      By: /s/ John C. Shaw
                                                 ----------------
                                                       Trustee


Date:    March 27, 1996                      By:/s/ Jeffrey A. Oberg
                                                --------------------
                                                       Trustee


Date:    March 27, 1996                      By:/s/ John J. Doran
                                                -----------------
                                                       Trustee


Date:    March 27, 1996                      By:/s/ Jeffrey Goldstein
                                                ----------------------
                                                       Trustee



The name "Wedgestone Financial" (formally Wedgestone Realty Investors Trust) is the designation of The Trustees under a Declaration of Trust dated March 12, 1980, as amended, and in accordance with such Declaration of Trust notice is hereby given that all persons dealing with Wedgestone Financial by so acting acknowledge and agree that such persons must look solely to Wedgestone property for the enforcement of any claims against Wedgestone Financial and that neither The Trustees, officers, employees, agents nor shareholders assume any personal liability for claims against Wedgestone or obligations entered into on behalf of Wedgestone Financial, and that the respective properties shall not be subject to claims of any other person in respect of any such liability.



Schedule II - Valuation in Qualifying Accounts: (Amounts in Thousands)


                                                              Additions
                                                       -----------------------
                                          Balance        Charged      Charged                      Balance
                                       at beginning    to costs &    to other                     at end
        Description         Year      of the Year        expenses     accounts     Deductions   of the year
        -----------         ----      -------------    ----------    ---------     ----------   ------------
Allowance for
 Doubtful Accounts          1993            144             99                    (115)(1)            128
                            1994            128             94                     (20)(1)            202
                            1995            202             21         272(6)     (239)(1)            256

Inventory Reserve           1993            398             24                    (377)(2)            105
                                                                                    60 (3)
                            1994            105            187          83(5)     (113)(4)            283
                                                                                    21 (3)
                            1995            283            (16)        230(6)      (22)(2)            368
                                                                                  (107)(4)


(1)     Net Charge-off of bad debts
(2)     Write off of obsolete inventory
(3)     Sale of obsolete inventory for scrap
(4)     Physical inventory adjustment
(5)     Transfer to Warranty Accrual to bring account to zero
(6)     Liability assumed in connection with Hercules acquisition



Schedule III - Real Estate and Accumulated Depreciation:  (Amounts in Thousands)


                                                   Gross Amount at End of Period
                                             ----------------------------------------
                                                             Buildings &                        Date
                   Description                  Land          Improvements     Total           Acquired
    ----------------------------------------   -------      --------------    -------         ----------
    Land

       Connecticut                           $   128            $0            $   128           10/88
       New York                                7,027             0              7,027            5/90


    Residential Properties

       Northeastern Massachusetts                494                              494           10/89
                                               ------           ------          ------

         Total Real Estate                    $7,649            $0             $7,649
                                              ======        ========           ======



                                                1995              1994          1993
                                               ------           ------          ------

    Balance at beginning of period             $7,523           $7,905         $10,118

    Additions during the period:
       Improvements/Carrying costs                126              174             119
                                                ------           ------          ------

                                                  126              174             117
                                               ------           ------          ------

                                                7,649            8,079          10,237


    Deductions during the period
       Sales                                                       556           2,332
       Write-off of real estate held
       Depreciation
       Legal Settlement
       Transferred to IRP
                                               ------           ------          ------
                                                ---                556           2,332
                                               ------           ------          ------

    Balance at end of year                     $7,649           $7,523          $7,905
                                               ======           ======          ======


    See Note 6.


Schedule IV -- Mortgage Loans on Real Estate: (Amounts in Thousands)


                                                                                                      Principal
                                                                                                       Amount of
                               Interest      Final           Periodic       Face        Carrying      Loans Subject
                                Rate At      Maturity        Payment     Amount of     Amount of     to Delinquent
          Property Type         12/31/95       Date          Term        Mortgages     Mortgages     Prin/Interest
          -------------        -----------   --------       --------     ---------     ---------     --------------
MORTGAGE LOANS
Earning:
   First Mortgage Loans:
      Residential                  8.00%   June, 2011         (1)             168          84(2)            $0
                                                                            --------     --------       ------
TOTAL MORTGAGE LOANS                                                          168           84              $0
                                                                            ========     ========       ======

LONG TERM NOTES
TOTAL LONG TERM NOTES                                                          ---          ---            $0
                                                                            ========     ========       ======

--------------------------------------------
(1)   Interest due monthly, principal due monthly over 15 years starting June 1996.
(2)   A reserve of $85,000 has been applied against this loan


Changes in Mortgage Loans and Long Term Notes:
                                                                1995          1994          1993
                                                              --------      --------      ------
Balance at beginning of period                                 $735          $857          $921
Additions during period
   New Mortgage Loans
   Increase to existing mortgage loans                                                       25
                                                                ---           ---            25
                                                           -----------   -----------   --------
                                                               $735          $857          $946

Deductions during period
   Collections of principal                                       1            51
   Cost of mortgages transferred to IRP
   Reserve for loan loss                                        650            71            89
                                                            ----------    ----------     ------
                                                                651           122            89
                                                            ----------     ---------     ------

Balance at end of year                                          $84          $735           $857
                                                            ==========     =========      ======
