Form 10-Q
period 1996-03-31
WEDGESTONE FINANCIAL INC
filed 1996-05-15
CIK 315621

================================================================================
- --------------------------------------------------------------------------------

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

                                 March 31, 1996

[   ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         for the transition period from



                ____________________   To   ____________________



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

          [ X ]   Yes                                    [   ]   No

    Shares of Beneficial Interest Outstanding as of May 14, 1996: 21,885,668

- --------------------------------------------------------------------------------
================================================================================

                       WEDGESTONE FINANCIAL & SUBSIDIARIES


                                TABLE OF CONTENTS

                                                                            Page
PART I  FINANCIAL INFORMATION

        Item 1 Financial Statements
               Consolidated Balance Sheets - March 31, 1996 (unaudited) and
               December 31, 1995..............................................2

               Consolidated Statements of Operations (unaudited) for
               the Three Months Ended March 31, 1996 and 1995.................3

               Consolidated Statements of Shareholders' Equity (unaudited)
               for the Three Months Ended March 31, 1996 and 1995.............4

               Consolidated Statements of Cash Flows (unaudited) for
               the Three Months Ended March 31, 1996 and 1995.................5

               Notes to Unaudited Consolidated Financial Statements...........6

        Item 2 Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................8



PART II OTHER INFORMATION

        Item 1 Legal Proceedings.............................................10

        Item 2 Changes in Securities.........................................10

        Item 3 Defaults upon Senior Securities...............................10

        Item 4 Submission of Matters to a Vote of Security Holders...........10

        Item 5 Other Information.............................................10

        Item 6 Exhibits and Reports on Form 8-K..............................10



Signatures...................................................................11

                      WEDGESTONE FINANCIAL AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                   As of March 31, 1996 and December 31, 1995

                   (Amounts in Thousands - except share data)

                                                           (Unaudited)
ASSETS                                                        1996        1995
                                                              ----        ----

Current Assets:
Cash                                                       $    125    $    242
Accounts and other receivables - (net of allowances
    of $192 and $196 in 1996 and
    1995, respectively)                                       6,077       5,146
Inventories                                                   3,368       3,021
Prepaid expenses and other assets                               452         372
Deferred income taxes                                           476         476
                                                           --------    --------
     Total Current Assets                                    10,498       9,257
                                                           --------    --------

Notes receivable - net                                           84          84
Real estate acquired by foreclosure - net                     1,086       1,091
Property, plant and equipment - net                           3,251       3,248
Goodwill                                                        162         173
Deferred income taxes                                         2,114       2,114
Net assets of discontinued operations                          --           295
Other assets                                                    323         343
                                                           --------    --------
                                                              7,020       7,348
                                                           --------    --------

     Total Assets                                          $ 17,518    $ 16,605
                                                           ========    ========



LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt                          $  1,439    $  1,406
Accounts payable                                              3,220       2,739
Accrued payroll and related expenses                            585         501
Other accrued expenses                                          602         809
                                                           --------    --------
     Total Current Liabilities                                5,846       5,455

Long-term debt                                                5,694       5,403
Net liabilities of discontinued operations                       83        --
                                                           --------    --------
     Total Liabilities                                       11,623      10,858
Commitments and contingencies

Shareholders' Equity:

Shares of Beneficial Interest-par value
     $1.00 per share:  authorized - unlimited shares:
     issued and outstanding - 21,885,668 shares              21,886      21,886
Additional paid-in capital                                   31,396      31,396
Accumulated deficit                                         (47,387)    (47,535)
                                                           --------    --------
     Total Shareholders' Equity                               5,895       5,747
                                                           --------    --------

     Total Liabilities and Shareholders' Equity            $ 17,518    $ 16,605
                                                           ========    ========


                 See notes to consolidated financial statements.

                      WEDGESTONE FINANCIAL AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

               For the Three Months Ended March 31, 1996 and 1995

                                   (Unaudited)


                 (Amounts in Thousands - except per share data)



                                                              1996        1995
                                                              ----        ----

Net sales                                                  $  9,783    $  9,277
Cost of sales                                                 6,504       6,425
                                                           --------    --------
Gross profit                                                  3,279       2,852

Selling, general and administrative expenses                  2,445       2,279
                                                           --------    --------
Operating income                                                834         573

Goodwill amortization                                            11          11
Interest expense                                                219         215
                                                           --------    --------
Income before taxes                                             604         347

Provision for income taxes                                       78          92
                                                           --------    --------
Income from continuing operations                               526         255
Net loss from discontinued operations
    (net of income tax benefit of$231 and
    $80 in 1996 and 1995, respectively)                        (378)       (120)
                                                           --------    --------

Net income                                                 $    148    $    135
                                                           ========    ========


Net income (loss) per share of Beneficial Interest:
    Income from continuing operations                      $    .02    $    .01
    Loss from discontinued operations                          (.01)        .00
                                                           --------    --------
    Net income                                             $    .01    $    .01
                                                           ========    ========

Weighted average number of shares outstanding:
    Shares of Beneficial Interest                            21,886      21,786
                                                           ========    ========


                See notes to consolidated financial statements.


                      WEDGESTONE FINANCIAL AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

               For the Three Months Ended March 31, 1996 and 1995

                                   (Unaudited)

                             (Amounts in Thousands)


                                                                                          Additional
                                                               Shares of Beneficial         paid-in       Accumulated
                                                                      Interest              capital         deficit         Total
                                                               ---------------------        -------         -------         -----
                                                               Shares        Amount

Balance at December 31, 1994                                    20,386       $ 20,386       $ 32,376        ($49,380)       $  3,382
Issuance of shares of beneficial interest to
     secure third party debt guarantee                           1,200          1,200           (840)            360
Issuance of shares of beneficial interest in
     exchange for acquisition services                             200            200           (140)             60

Net Income                                                                                                       135             135
                                                                ------       --------       --------        --------        --------

Balance at March 31, 1995                                       21,786       $ 21,786       $ 31,396        ($49,245)       $  3,937
                                                                ======       ========       ========        ========        ========


Balance at December 31, 1995                                    21,886       $ 21,886       $ 31,396        ($47,535)       $  5,747

Net income                                                                                                       148             148
                                                                ------       --------       --------        --------        --------


Balance at  March 31, 1996                                      21,886       $ 21,886       $ 31,396        ($47,387)       $  5,895
                                                                ======       ========       ========        ========        ========


                See notes to consolidated financial statements.


                      WEDGESTONE FINANCIAL AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the Three Months Ended March 31, 1996 and 1995

                                   (Unaudited)

                             (Amounts in Thousands)

                                                                 1996      1995
                                                                 ----      ----


Cash Flows from Operating Activities:
Net income                                                       $ 148    $ 135
     Adjustments to reconcile net income to net
       cash used in operating activities:
         Depreciation and amortization                             211      190
         Losses on discontinued operations                         378      120

     Changes in operating assets and liabilities:
         Accounts and other receivables                           (931)    (397)
         Inventories                                              (347)     323
         Prepaid expenses and other current assets                 (80)     (20)
         Accrued payroll and related expenses                       83     (127)
         Other accrued expenses                                   (207)      28
         Accounts payable                                          481      246
         Other assets                                             --         (9)
                                                                 -----    -----
       Net cash provided by (used in) operating activities        (264)     489
                                                                 -----    -----

     Cash Flows from Investing Activities:
         Proceeds from repayment of mortgage notes receivable     --          1
         Capital expenditures                                     (183)    (722)
         Investment in real estate                                   5      (28)
                                                                 -----    -----
     Net cash used in investing activities                        (178)    (749)
                                                                 -----    -----

     Cash Flows from Financing Activities:
         Borrowings (Repayment) of term debt                      (123)      52
         Deferred financing fees paid                             --        (74)
         Net borrowings on revolving debt                          448      213
                                                                 -----    -----
     Net cash provided by financing activities                     325      191
                                                                 -----    -----


     Net decrease in cash                                         (117)     (69)


     Cash at beginning of period                                   242      179
                                                                 -----    -----
     Cash at end of period                                       $ 125    $ 110
                                                                 =====    =====



                 See notes to consolidated financial statements.

                      WEDGESTONE FINANCIAL AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


               For the Three Months Ended March 31, 1996 and 1995



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

         Although its primary focus has shifted toward its Automotive Products business segment, Wedgestone's Real Estate and Lending business segment has continued since emerging from bankruptcy in 1992. Wedgestone owns three properties that were acquired by foreclosure. The aggregate value, net of reserves, is approximately $1,091,000 as of March 31, 1995. Wedgestone has outstanding loans on one property, net of reserves, of approximately $84,000 as of March 31, 1995.

         Acquisitions - Since May 1992, Wedgestone has acquired three manufacturing operations. In June 1992, Wedgestone acquired St. James Automotive Corp. ("St. James") in exchange for 6,795,220 shares of beneficial interest of Wedgestone and accounted for this acquisition as a purchase. On November 18, 1994, Wedgestone acquired the Automotive Segment of Standun, Inc. ("Standun"), which consisted of the Fey Automotive Products Division ("Fey") and Sigma Plating Co., Inc. ("Sigma") in exchange for 6,795,223 shares of beneficial interest of Wedgestone and the assumption of approximately $1,104,000 of outstanding debt due to related parties of both Wedgestone and Standun, and certain other liabilities. The shareholders of Standun owned, directly or indirectly, approximately 48% of Wedgestone prior to the acquisition and, as a result, this acquisition was accounted for as a "put-together" which is similar to the pooling of interest method of accounting. On January 9, 1995 Wedgestone acquired substantially all of the assets of Hercules Bumpers, Inc. ("Hercules"). The purchase price for the assets acquired was the assumption of certain debt and other liabilities approximating $5.1 million. In addition, certain debt is being guaranteed jointly and severally by Charles W. Brady ("Brady"), the former principal shareholder of Hercules, and Chattahoochee Leasing Corporation ("CLC"), a corporation controlled by Brady. In exchange for this guarantee, Brady received a promissory note in the amount of $300,000 and 1,200,000 shares of beneficial interest of Wedgestone. In consideration for an agreement to pay a liability of Hercules, CLC received a promissory note for $100,000 which was secured by 100,000 shares of beneficial interest of Wedgestone. In June, 1995, the Company exercised its right under the CLC Agreement and acquired the note by issuing these shares to CLC. (See Note 3 -- Discontinued Operations)

         Basis of Presentation and Principles of Consolidation - The accompanying consolidated financial statements include the operations of
Wedgestone and give retroactive effect to the discontinued operations of Hercules (see Note 3).

         The  consolidated   financial   statements   include  the  accounts  of
Wedgestone and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

         The financial statements included in this Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and Form 8-K's issued March 5, 1996 and April 18, 1996.

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


NOTE 2.     Inventories

         Inventories consist of the following: (In Thousands)

                                                March 31,    December 31,
                                                 1996           1995
                                                 ----           ----
          Finished goods                       $ 1,566        $ 1,480
          Work in progress                       1,048            893
          Raw materials                            871            785
                                               -------        -------
                                                 3,485          3,158
          Less allowances                         (117)          (137)
                                               -------        -------
                                               $ 3,368        $ 3,021
                                               =======        =======


NOTE 3.      Discontinued Operations

         On March 5, 1996, the Company discontinued operations of its Hercules manufacturing facility in Pelham, Georgia. Hercules manufactured and sold bumpers under dealer direct and dealer oriented distributor programs. Subsequent to March 31, 1996, on April 18, 1996, the Board of Directors authorized the sale of the Company's stock ownership in Hercules to MBC Corporation for nominal consideration pursuant to a Stock Purchase Agreement. Both the closure of the Pelham facility and the subsequent sale of the stock of Hercules have been recorded as a disposal of a segment of business.

         The net assets (liabilities) of discontinued operations have been segregated in the March 31, 1996 and December 31, 1995 Consolidated Balance Sheets as follows: (In Thousands)

                                                       March 31,  December 31,
                                                         1996        1995
                                                         ----        ----
           Net Assets (Liabilities)
               Current Assets                          $ 1,537     $ 2,480
               Current Liabilities                      (1,282)     (1,749)
               Net Property Plant and Equipment          1,423       1,447
               Other Assets                              1,479       1,506
               Noncurrent Liabilities                   (3,240)     (3,045)
                                                       -------     -------
                                                          (283)        639
               Intercompany Receivable (Payable)
                    with Wedgestone Automotive Corp       --          (344)
                                                       -------     -------
                                                       $   (83)    $   295
                                                       =======     =======


         Operating results of discontinued operations have been reclassified from amounts previously reported and have been reported separately in the consolidated statements of earnings. Net sales from discontinued operations were $1,447,000 and $2,766,000 for the three months ended March 31, 1996 and 1995, respectively.

         Between March 31, 1996 and April 18, 1996, the Company incurred additional operating losses on discontinued operations totaling approximately $289,000. In April, in connection with the sale of the stock of Hercules, the Company will record a gain of approximately $372,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Wedgestone (the "Company") is primarily engaged in the business of manufacturing automotive products for the light duty truck aftermarket. It markets its products under various tradenames including Fey, Westin and Tuffbar. As of March 31, 1996, the Company has two plants located in California and one in Minnesota.

Results of Operations

         The light duty truck market continues to demonstrate strength and grow as a percentage of total domestic new vehicle sales. Sales performance for the first quarter of 1996 was strong for both Fey and Westin products. Sales of Hercules products continued to decline in the first quarter. Hercules, whose products are primarily marketed through dealer oriented programs, have failed to meet expectations since being acquired on January 9, 1995. The Company, believing that these trends were likely to continue, closed the Hercules Pelham facility on March 5, 1996. Subsequent to March 31, 1996, it was determined that this business segment be discontinued in its entirety. On April 18, 1996, the Board approved the sale of the Company's stock in Hercules to MBC Corporation, a Minnesota corporation. The results of operations discussed below do not include the results of the discontinued business segment Hercules for both the quarters ended March 31, 1996 and 1995.

Three Months Ended March 31, 1995 compared to Three Months Ended March 31, 1996

         Revenues: Net sales from continuing operations increased 5% to $9,783,000 for the first quarter of 1996 compared to $9,277,000 for the same period in 1995. Sales of Westin products accounted for the majority of this increase.

         Gross Profits: Gross profits increased to $3,279,000, or 34% of net sales for the first quarter of 1996 compared to $2,852,000, or 31% of net sales for the same period last year. This increase is primarily due to sales in 1996 of a more profitable mix of products.

         Selling, General and Administrative Expenses: Distribution, sales and marketing expenses were essentially unchanged totaling $1,427,000 and $1,424,000 for the quarters ended March 31, 1996 and 1995, respectively. Administrative expenses for the quarter ended March 31, 1996 totaled $1,018,000 compared to $855,000 for the same period in 1995. This increase is due to additional costs incurred in developing corporate management, legal fees, and corporate insurance costs.

         Interest Expense: Interest expense increased by $4,000 to $219,000 for the three months ended March 31, 1996 compared to $215,000 for the same period in 1995.

         Net Income from Continuing Operations: Net income from continuing operations grew by 106% to $526,000 compared to $255,000 for the three months ended March 31, 1996 and 1995, respectively, primarily due to increased volumes and more favorable product mix.

Liquidity and Capital Resources

         To date, Wedgestone has financed its business activities through cash flow from operations. Additional debt has been incurred primarily for working capital and acquisitions.

         For the three months ended March 31, 1996, cash flows from operations totaling $359,000 were supplemented by repayments of intercompany amounts owed by Hercules totaling $378,000 as well as $229,000 in additional advances from trade creditors. The Company invested $1,230,000 of this cash flow in working capital, including $931,000 in trade receivables and $347,000 in inventories. This resulted in net cash used in operating activities of $264,000. Cash used in operating activities, additional investments in equipment totaling $178,000 and repayments of long term debt totaling $123,000 were partially funded by $448,000 in additional borrowings under the Company's revolving line of credit, resulting in a net decrease in cash of $117,000 for the three months ended March 31, 1996 compared to a $69,000 reduction for the same period in 1995.

         Wedgestone has borrowings outstanding from a related party totaling $677,000 (the "Rockaway Loan") as of March 31, 1996, which mature in July 1996. Under this credit agreement, the borrowings are collateralized by substantially all of the assets of the Company.

         In connection with the acquisition of the Automotive Sergment of Standun, Inc., Wedgestone, through certain wholly-owned subsidiaries, entered into a $7.5 million revolving credit line with a financial institution which expires in 1997. The credit line provides for borrowings (minimum borrowings of $4 million are required) based on a percentage of inventory and accounts receivable. Interest on the outstanding borrowings accures at prime, plus 2.5%. The agreement also includes equipment term loans approximating $1.3 million at March 31, 1996. The agreement contains certain covenants which require the maintenance of minimum working capital and equity.

         To the extent that Wedgestone expands its operations and makes additional acquisitions, it will need to obtain additional funding from institutional lenders and other sources. Wedgestone's ability to use equity in obtaining funding may be limited by its desire to preserve certain tax atributes including its net operating loss carry forwards.

                                     PART II

                                OTHER INFORMATION


Item 1.       Legal Proceedings

         None.

Item 2.       Changes in Securities

         None.

Item 3.       Defaults upon Senior Securities

         None.

Item 4.       Submission of Matters to a Vote of Security Holders

         None.

Item 5.       Other Information

         None.

Item 6.       Exhibits and Reports on Form 8-K

         A report on Form 8-K was filed March 5, 1996, relating to the closure of the Company's manufacturing plant in Pelham, Georgia.

          A report on Form 8-K was filed on April 18, 1996, relating to the sale of Hercules Automotive Products, Inc. to MBC Corporation.

                                     PART II

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Wedgestone Financial



Date:                                      By: /s/   Jeffrey S. Goldstein
                                               -------------------------------
                                           President and Treasurer
                                           (Principal Executive and Financial
                                           Officer)






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