Form 10-Q
period 1996-06-30
WEDGESTONE FINANCIAL INC
filed 1996-08-14
CIK 315621

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

                                June 30, 1996

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

                      [ X ]   Yes                      [   ]   No

   Shares of Beneficial Interest Outstanding as of August 12. 1996: 21,885,668

================================================================================

                       WEDGESTONE FINANCIAL & SUBSIDIARIES

                                    Form 10-Q

                                  June 30, 1996



                                TABLE OF CONTENTS

                                                                            Page
PART I FINANCIAL INFORMATION

       Item 1 Financial Statements
              Consolidated Balance Sheets - June 30, 1996 (unaudited) and
              December 31, 1995............................................... 2

              Consolidated Statements of Operations (unaudited) for
              the Three Months and Six Months Ended June 30, 1996 and 1995.... 3

              Consolidated Statements of Shareholders' Equity (unaudited) for the Three Months and Six Months Ended June 30, 1996 and 1995.... 4

              Consolidated Statements of Cash Flows (unaudited) for
              the Three Months and Six Months Ended June 30, 1996 and 1995.... 5

              Notes to Unaudited Consolidated Financial Statements............ 6

       Item 2 Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................... 8



PART II  OTHER INFORMATION

       Item 1 Legal Proceedings.............................................. 10

       Item 2 Changes in Securities.......................................... 10

       Item 3 Defaults upon Senior Securities................................ 10

       Item 4 Submission of Matters to a Vote of Security Holders............ 10

       Item 5 Other Information.............................................. 10

       Item 6 Exhibits and Reports on Form 8-K............................... 10



Signatures....................................................................11

                      WEDGESTONE FINANCIAL AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                    As of June 30, 1996 and December 31, 1995

                   (Amounts in Thousands - except share data)

                                                          (Unaudited)
ASSETS                                                        1996        1995
                                                           ---------   ---------

Current Assets:
Cash                                                       $    457    $    242
Accounts and other receivables - (net of allowances
     of $192 and $196 in 1996 and 1995, respectively)         7,371       5,146
Inventories                                                   3,943       3,021
Prepaid expenses and other assets                               499         372
Deferred income taxes                                           476         476
                                                           --------    --------
     Total Current Assets                                    12,746       9,257
                                                           --------    --------

Notes receivable - net                                           84          84
Real estate acquired by foreclosure - net                     1,086       1,091
Property, plant and equipment - net                           2,996       3,248
Goodwill                                                        152         173
Deferred income taxes                                         2,062       2,114
Net assets of discontinued operations                          --           295
Other assets                                                    304         343
                                                           --------    --------
                                                              6,684       7,348
                                                           --------    --------

     Total Assets                                          $ 19,430    $ 16,605
                                                           ========    ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt                          $  1,288    $  1,406
Accounts payable                                              3,786       2,739
Accrued payroll and related expenses                            595         501
Other accrued expenses                                        1,419         809
                                                           --------    --------
     Total Current Liabilities                                7,088       5,455

Long-term debt                                                6,157       5,403
Net liabilities of discontinued operations                     --          --
                                                           --------    --------
     Total Liabilities                                       13,245      10,858
Commitments and contingencies

Shareholders' Equity:

Shares of Beneficial Interest-par value
     $1.00 per share:  authorized - unlimited shares:
     issued and outstanding - 21,885,668 shares              21,886      21,886
Additional paid-in capital                                   31,396      31,396
Accumulated deficit                                         (47,097)    (47,535)
                                                           --------    --------
     Total Shareholders' Equity                               6,185       5,747
                                                           --------    --------

     Total Liabilities and Shareholders' Equity            $ 19,430    $ 16,605
                                                           ========    ========



                 See notes to consolidated financial statements.

                      WEDGESTONE FINANCIAL AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

        For the Three Months and Six Months Ended June 30, 1996 and 1995

                                   (Unaudited)


                 (Amounts in Thousands - except per share data)


                                                                   Three Months Ended June 30,   Six Months Ended June 30,
                                                                         1996        1995           1996        1995
                                                                      --------    --------        --------    --------


Net sales                                                             $ 11,840    $  9,652        $ 21,623    $ 18,929
Cost of sales                                                            7,621       6,106          14,125      12,531
                                                                      --------    --------        --------    --------
Gross profit                                                             4,219       3,546           7,498       6,398

Selling, general and administrative expenses                             2,863       2,382           5,308       4,661
                                                                      --------    --------        --------    --------
Operating income                                                         1,356       1,164           2,190       1,737

Goodwill amortization                                                       11          11              22          22
Interest expense                                                           234         182             453         397
                                                                      --------    --------        --------    --------
Income before taxes                                                      1,111         971           1,715       1,318

Provision for income taxes                                                 195         134             273         226
                                                                      --------    --------        --------    --------
Income from continuing operations                                          916         837           1,442       1,092

Net loss from discontinued operations (net of income tax benefit of
    $408 and $135 in 1996 and 1995, respectively)                         (289)       (101)           (667)       (221)

Loss on disposition (net of income tax benefit of $367)                   (337)       --              (337)       --
                                                                      --------    --------        --------    --------

Net income                                                            $    290    $    736        $    438    $    871
                                                                      ========    ========        ========    ========


Net income (loss) per share of Beneficial Interest:
    Income from continuing operations                                 $    .04    $    .04        $    .07    $    .05
    Net loss from discontinued operations                                 (.03)       (.01)           (.05)       (.01)
                                                                      --------    --------        --------    --------
    Net income                                                        $    .01    $    .03        $    .02    $    .04
                                                                      ========    ========        ========    ========

Weighted average number of shares outstanding:
    Shares of Beneficial Interest                                       21,886      21,786          21,886      21,700
                                                                      ========    ========        ========    ========




                 See notes to consolidated financial statements.


                      WEDGESTONE FINANCIAL AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 For the Six Months Ended June 30, 1996 and 1995

                                   (Unaudited)

                             (Amounts in Thousands)


                                                                        Additional
                                                Shares of Beneficial      paid-in     Accumulated
                                                      Interest            capital       deficit        Total
                                                --------------------    ----------    -----------      -----
                                                 Shares    Amount

Balance at December 31, 1994                     20,386   $ 20,386      $ 32,376       ($49,380)      $  3,382

Issuance of shares of beneficial interest to
     secure third party debt guarantee            1,200      1,200          (840)                          360

Issuance of shares of beneficial interest in
     exchange for acquisition services              200        200          (140)                           60

Issuance of Shares of beneficial interest to
     to pay off outstanding debt                    100        100                                         100

Net Income                                                                                  871            871
                                               --------   --------      --------       --------       --------

Balance at June 30, 1995                         21,886   $ 21,886      $ 31,396       ($48,509)      $  4,773
                                               ========   ========      ========       ========       ========

Balance at December 31, 1995                     21,886   $ 21,886      $ 31,396       ($47,535)      $  5,747

Net income                                                                                  438            438
                                               --------   --------      --------       --------       --------


Balance at June 30, 1996                         21,886   $ 21,886      $ 31,396       ($47,097)      $  6,185
                                               ========   ========      ========       ========       ========



                 See notes to consolidated financial statements.

                      WEDGESTONE FINANCIAL AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

        For the Three Months and Six Months Ended June 30, 1996 and 1995

                                   (Unaudited)

                             (Amounts in Thousands)


                                                          Three Months Ended June 30, Six Months Ended June 30,
                                                                1996       1995            1996       1995
                                                              -------    -------         -------    -------
Cash Flows from Operating Activities:
Net income                                                    $   290    $   736         $   438    $   871
Adjustments to reconcile net income to net
  cash used in operating activities:
    Depreciation and amortization                                 232        205             442        395
    Net Losses on discontinued operations                         591        101             969        221
    Losses on disposal of assets (net)                              3       --                 3       --
    Deferred income taxes                                          52       --                52       --

Changes in operating assets and liabilities:
    Accounts and other receivables                             (1,295)      (910)         (2,225)    (1,307)
    Inventories                                                  (574)      (314)           (922)         9
    Prepaid expenses and other current assets                     (47)       (68)           (127)       (88)
    Accrued payroll and related expenses                           10        107              93        (20)
    Other accrued expenses                                        143        (49)            (64)       (21)
    Accounts payable                                              566        203           1,047        449
    Other assets                                                   (1)      (120)             (1)      (129)
                                                              -------    -------         -------    -------
  Net cash used in operating activities                           (30)      (109)           (295)       380
                                                              -------    -------         -------    -------

Cash Flows from Investing Activities:
    Proceeds from sale of equipment                               215       --               215       --
    Proceeds from repayment of mortgage notes receivable         --         --              --            1
    Capital expenditures                                         (165)      (238)           (346)      (960)
    Investment in real estate                                    --          (24)              5        (52)
                                                              -------    -------         -------    -------
Net cash provided by (used in) investing activities                50       (262)           (126)    (1,011)
                                                              -------    -------         -------    -------

Cash Flows from Financing Activities:
    Borrowings (Repayment) of term debt                          (225)       (23)           (436)        29
    Deferred financing fees paid                                 --           (4)           --          (78)
    Net borrowings on revolving debt                              537        430           1,072        643
                                                              -------    -------         -------    -------
Net cash provided by financing activities                         312        403             636        594
                                                              -------    -------         -------    -------

Net increase (decrease) in cash                                   332         32             215        (37)

Cash at beginning of period                                       125        110             242        179
                                                              -------    -------         -------    -------
Cash at end of period                                         $   457    $   142         $   457    $   142
                                                              =======    =======         =======    =======

                 See notes to consolidated financial statements.

                      WEDGESTONE FINANCIAL AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


        For the Three Months and Six Months Ended June 30, 1996 and 1995


NOTE 1.     Background and Basis of Presentation

         Background - Wedgestone Financial ("Wedgestone" or the "Company") was formed in 1980 as a real estate investment trust ("REIT") and, on August 9, 1991, filed for bankruptcy. Wedgestone's plan of reorganization (the "Plan") became effective on August 3, 1992.

         Under the guidance of its current management, Wedgestone operates in two business segments, Automotive Products and Real Estate and Lending activities. The automotive segment manufactures and distributes automotive aftermarket products for the light duty truck market. Its principal products include rear bumpers; tubular products such as grille guards, push bars, and step bars; and various other related aftermarket products. The Company's automotive products are marketed in traditional, original equipment, service parts and retail automotive aftermarkets. The automotive segment manufactures and sells its products at two locations in California, and one in Minnesota. Sales are also made from distribution centers in Texas and Utah.

         Although its primary focus has shifted toward its Automotive Products business segment, Wedgestone's Real Estate and Lending business segment has continued since emerging from bankruptcy in 1992. Wedgestone owns three properties that were acquired by foreclosure. The aggregate value, net of reserves, is approximately $1,086,000 as of June 30, 1996. Wedgestone has outstanding loans on one property, net of reserves, of approximately $84,000 as of June 30, 1996.

         Acquisitions - Since May 1992, Wedgestone has acquired three manufacturing operations. In June 1992, Wedgestone acquired St. James Automotive Corp. ("St. James") in exchange for 6,795,220 shares of beneficial interest of Wedgestone and accounted for this acquisition as a purchase. On November 18, 1994, Wedgestone acquired the Automotive Segment of Standun, Inc. ("Standun"), which consisted of the Fey Automotive Products Division ("Fey") and Sigma Plating Co., Inc. ("Sigma") in exchange for 6,795,223 shares of beneficial interest of Wedgestone and the assumption of approximately $1,104,000 of outstanding debt due to related parties of both Wedgestone and Standun, and certain other liabilities. The shareholders of Standun owned, directly or indirectly, approximately 48% of Wedgestone prior to the acquisition and, as a result, this acquisition was accounted for as a "put-together" which is similar to the pooling of interest method of accounting. On January 9, 1995 Wedgestone acquired substantially all of the assets of Hercules Bumpers, Inc. ("Hercules"). The purchase price for the assets acquired was the assumption of certain debt and other liabilities approximating $5.1 million. In addition, certain debt is being guaranteed jointly and severally by Charles W. Brady ("Brady"), the former principal shareholder of Hercules, and Chattahoochee Leasing Corporation ("CLC"), a corporation controlled by Brady. In exchange for this guarantee, Brady received a promissory note in the amount of $300,000 and 1,200,000 shares of beneficial interest of Wedgestone. In consideration for an agreement to pay a liability of Hercules, CLC received a promissory note for $100,000 which was secured by 100,000 shares of beneficial interest of Wedgestone. In June, 1995, the Company exercised its right under the CLC Agreement and acquired the note by issuing these shares to CLC. (See Note 3 -- Discontinued Operations)

         Basis of Presentation and Principles of Consolidation - The accompanying consolidated financial statements include the operations of Wedgestone and its wholly owned subsidiaries and give retroactive effect to the discontinued operations of Hercules (see Note 3). All significant intercompany transactions have been eliminated in consolidation.

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


NOTE 2.     Inventories

         Inventories consist of the following: (In Thousands)

                                                   June 30,        December 31,
                                                     1996             1995
                                                    ------           ------
                  Finished goods                    $2,205           $1,480
                  Work in progress                   1,062              893
                  Raw materials                        861              785
                                                    ------           ------
                                                     4,128            3,158
                  Less allowances                     (185)            (137)
                                                    ------           ------
                                                    $3,943           $3,021
                                                    ======           ======


NOTE 3.      Discontinued Operations

         On March 5, 1996, the Company discontinued operations of its Hercules manufacturing facility in Pelham, Georgia. Hercules manufactured and sold bumpers under dealer direct and dealer oriented distributor programs. Subsequent to March 31, 1996, on April 18, 1996, the Board of Directors authorized and completed the sale of the Company's stock ownership in Hercules to MBC Corporation for nominal consideration pursuant to a Stock Purchase Agreement. Both the closure of the Pelham facility and the subsequent sale of the stock of Hercules have been recorded as a disposal of a segment of business.

         The net assets (liabilities) of discontinued operations have been segregated in the December 31, 1995 Consolidated Balance Sheets as follows: (In Thousands)

                                                                December 31,
                                                                    1995
                                                                ------------
         Net Assets (Liabilities)
             Current Assets                                       $ 2,480
             Current Liabilities                                   (1,749)
             Net Property Plant and Equipment                       1,447
             Other Assets                                           1,506
             Noncurrent Liabilities                                (3,045)
                                                                  -------
                                                                      639
             Intercompany Receivable (Payable)
                  with Wedgestone Automotive Corp                    (344)
                                                                  -------
                                                                  $   295
                                                                  =======


         Operating results of discontinued operations have been reclassified from amounts previously reported and have been reported separately in the consolidated statements of earnings. Net sales from discontinued operations from January 1, 1996 through the sale date of April 18, 1996, were $1,325,000, and $5,866,000 for the six months ended June 30, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Wedgestone (the "Company") is primarily engaged in the business of manufacturing automotive products for the light duty truck aftermarket. The Company has two plants in California and one in Minnesota. It markets its products under various tradenames including Fey, Westin and Tuffbar.
         On April 18, 1996, the Company sold its stock in Hercules Automotive Products, Inc. to MBC Corporation, a Minnesota corporation. Hercules, whose products were primarily marketed through dealer oriented programs, had failed to meet expectations since being acquired in January 1995. The results of operations discussed below do not include the results of the discontinued Hercules business segment for the periods presented.

Results of Operations

         The light duty truck market continued to grow in the second quarter of 1996. Total Company sales for this period grew by 23% over the same period in 1995. Growth in the sales of Westin step bars and grille guards represented 91% of the total sales increase for the quarter reflecting the market's continued acceptance of the Westin line of tubular accessories.

Three Months Ended June 30, 1996 compared to Three Months Ended June 30, 1995

         Revenues: Net sales from continuing operations increased 23% to $11,840,000 for the second quarter of 1996 compared to $9,652,000 for the same period in 1995. Sales of Westin tubular products accounted for 91% or $2,000,000 of this increase.

         Gross Profits: Gross profits increased 19% to $4,219,000 or 36% of sales for the period compared to $3,546,000 or 37% of sales for the same period in 1995. The decline in margin percentage in 1996 over 1995 is due to short term costs incurred in response to the 80% growth of Westin business within the quarter.

         Selling, General and Administrative Expenses: Selling, general and administrative expenses increased 20% to $2,863,000 for the period compared to $2,382,000 in 1995. Distribution and selling costs incurred on additional sales volumes accounted for 65% or $311,000 of this increase. Advertising and promotion expenses accounted for $143,000 of the increase and expenditures for legal and audit costs accounted for the remainder or $27,000.

         Interest Expense: Interest expense increased 29% to $234,000 for the period compared to $182,000 in 1995. This increase was due to financing the growth in working capital required to meet the increase in second quarter 1996 sales.

         Net Income from Continuing Operations: Net income from continuing operations increased 9% to $916,000 for the second quarter 1996 compared to $837,000 for the same period in 1995.

Six Months Ended June 30, 1996 to Six Months Ended June 30, 1995

         Revenues: Net sales from continuing operations increased 14% to $21,623,000 for the six months ended June 30, 1996 compared to $18,929,000 for the same period in 1995. Sales of Westin tubular products accounted for 97% or $2,600,000 of this increase.

         Gross Profits: Gross profits increased 17% to $7,498,000 or 35% of sales for the six month period compared to $6,398,000 or 34% of sales for the same period in 1995.

         Selling, General and Administrative Expenses: Selling, general and administrative expenses increased 14% to $5,308,000 for the six month period compared to $4,661,000 for 1995. Distribution, selling and promotional costs incurred to achieve rising sales volumes were 74% of this increase or $477,000. Administrative costs totaling $170,000 made up the balance of this increase. Included in administrative expense increases were audit and legal fees totaling $69,000. Insurance and other management costs comprise the balance of the increase in administrative costs.

         Interest Expense: Interest expense increased 14% to $453,000 for the six month period compared to $397,000 in 1995. This increase was due to financing the working capital growth required to meet the increase in second quarter 1996 sales.

         Net Income from Continuing Operations: Net income from continuing operations increased 32% to $1,442,000 for the six month period compared to $1,092,000 in 1995. This increase was primarily due to increased volumes and a more favorable product mix.

Liquidity and Capital Resources

         To date, Wedgestone has financed its business activities through cash flow from operations. Additional debt has been incurred primarily for working capital and acquisitions.

         For the six months ended June 30, 1996, cash flows from operations totaling $1,904,000 were supplemented by additional advances from trade creditors totaling $1,076,000. The Company invested $3,275,000 of this cash flow in working capital including $2,225,000 in trade receivables and $922,000 in inventories. This resulted in net cash used in operating activities of $295,000. Cash used in operating activities, additional investments in equipment totaling $346,000 and repayments of long term debt totaling $436,000 were offset by $1,072,000 in additional borrowings under the Company's revolving line of credit and proceeds from the sale of equipment and other property totaling $220,000, resulting in a net increase in cash of $215,000 compared to a $37,000 reduction for the same period in 1995.

         Wedgestone has borrowings outstanding from a related party totaling $594,000 (the "Rockaway Loan") as of June 30, 1996, which mature in September 1996. Under this credit agreement, the borrowings are collateralized by substantially all of the assets of the Company.

         In connection with the acquisition of the Automotive Segment of Standun, Inc., Wedgestone, through certain wholly-owned subsidiaries, entered into a $7.5 million revolving credit line with a financial institution which expires in 1997. The credit line provides for borrowings (minimum borrowings of $4 million are required) based on a percentage of inventory and accounts receivable. Interest on the outstanding borrowings accrued at prime, plus 2.5%. The agreement also includes equipment term loans approximating $1.0 million at June 30, 1996. The agreement contains certain covenants which require the maintenance of minimum working capital and equity.

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


                                             Wedgestone Financial



Date:    August 14, 1996                     By: /s/   Jeffrey S. Goldstein
                                                 ------------------------------
                                             President and Treasurer
                                             (Principal Executive and Financial
                                             Officer)






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