Form 10-Q
period 1996-09-30
WEDGESTONE FINANCIAL INC
filed 1996-11-14
CIK 315621

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

                               September 30, 1996

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

                      [X]  Yes                      [ ]   No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                      [X]  Yes                      [ ]   No

 Shares of Beneficial Interest Outstanding as of November 14, 1996: 21,885,668


================================================================================

                                            WEDGESTONE FINANCIAL & SUBSIDIARIES

                                                       Form 10-Q

                                                   September 30, 1996


                                                   TABLE OF CONTENTS

                                                                                                         Page

PART I   FINANCIAL INFORMATION

         Item 1   Financial Statements
                  Consolidated Balance Sheets - September 30, 1996 (unaudited) and
                  December 31, 1995........................................................................ 2

                  Consolidated Statements of Operations (unaudited) for
                  the Three Months and Nine Months Ended September 30, 1996 and 1995....................... 3

                  Consolidated Statements of Shareholders' Equity (unaudited) for the Three Months and Nine Months Ended September 30, 1996 and 1995....................... 4

                  Consolidated Statements of Cash Flows (unaudited) for
                  the Three Months and Nine Months Ended September 30, 1996 and 1995....................... 5

                  Notes to Unaudited Consolidated Financial Statements..................................... 6

         Item 2   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations................................................................ 8


PART II  OTHER INFORMATION

         Item 1   Legal Proceedings........................................................................10

         Item 2   Changes in Securities....................................................................10

         Item 3   Defaults upon Senior Securities..........................................................10

         Item 4   Submission of Matters to a Vote of Security Holders......................................10

         Item 5   Other Information........................................................................10

         Item 6   Exhibits and Reports on Form 8-K.........................................................10


Signatures.................................................................................................11

                                         WEDGESTONE FINANCIAL AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS

                                    As of September 30, 1996 and December 31, 1995

                                      (Amounts in Thousands - except share data)

                                                                               (Unaudited)
ASSETS                                                                            1996             1995
                                                                              -------------     ---------

Current Assets:
Cash                                                                          $     122         $     242
Accounts and other receivables - (net of allowances of $222 and $196
     in 1996 and 1995, respectively)                                              7,106             5,146
Inventories                                                                       5,148             3,021
Prepaid expenses and other assets                                                   413               372
Deferred income taxes                                                               477               476
                                                                              ---------         ---------
     Total Current Assets                                                        13,266             9,257
                                                                              ---------         ---------

Notes receivable - net                                                               84                84
Real estate acquired by foreclosure - net                                         1,086             1,091
Property, plant and equipment - net                                               3,079             3,248
Goodwill                                                                            141               173
Deferred income taxes                                                             2,061             2,114
Net assets of discontinued operations                                             ---                 295
Other assets                                                                        320               343
                                                                              ---------         ---------
                                                                                  6,771             7,348
                                                                              ---------         ---------

     Total Assets                                                             $  20,037         $  16,605
                                                                              =========         =========



LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt                                             $     605         $   1,406
Accounts payable                                                                  3,884             2,739
Accrued payroll and related expenses                                                634               501
Other accrued expenses                                                            1,560               809
                                                                              ---------         ---------
     Total Current Liabilities                                                    6,683             5,455

Long-term debt                                                                    6,759             5,403
Net liabilities of discontinued operations                                         ---               ---
                                                                              ---------         ---------
     Total Liabilities                                                           13,442            10,858
Commitments and contingencies

Shareholders' Equity:

Shares of Beneficial Interest-par value
     $1.00 per share:  authorized - unlimited shares:
     issued and outstanding - 21,885,668 shares                                  21,886            21,886
Additional paid-in capital                                                       31,396            31,396
Accumulated deficit                                                             (46,687)          (47,535)
                                                                              ---------         ---------
     Total Shareholders' Equity                                                   6,595             5,747
                                                                              ---------         ---------

     Total Liabilities and Shareholders' Equity                               $  20,037         $  16,605
                                                                              =========         =========


                              See notes to consolidated financial statements.

                                         WEDGESTONE FINANCIAL AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                        For the Three Months and Nine Months Ended September 30, 1996 and 1995

                                                      (Unaudited)


                                    (Amounts in Thousands - except per share data)


                                                    Three Months Ended September 30,    Nine Months Ended September 30,
                                                           1996          1995                 1996          1995
                                                         --------      --------             --------      --------

Net sales                                                $ 11,441      $  7,996             $ 33,063      $ 26,925
Cost of sales                                               7,401         5,559               21,526        18,090
                                                         --------      --------             --------      --------
Gross profit                                                4,040         2,437               11,537         8,835

Selling, general and administrative expenses                3,254         2,201                8,561         6,862
                                                         --------      --------             --------      --------
Operating income                                              786           236                2,976         1,973

Goodwill amortization                                          11            11                   33            33
Interest expense                                              267           215                  719           612
                                                         --------      --------             --------      --------
Income before taxes                                           508            10                2,224         1,328

Provision for income taxes                                     98           (58)                 371           168
                                                         --------      --------             --------      --------
Income from continuing operations                             410            68                1,853         1,160

Net income (loss) from discontinued operations
    (net of income tax benefit of $408 and $135 in
    1996 and 1995, respectively)                            ---             195                 (667)          (26)

Loss on disposition (net of income tax benefit of $367)     ---            ---                  (338)        ---
                                                         --------      --------            ---------      --------

Net income                                               $    410      $    263            $     848      $  1,134
                                                         ========      ========            =========      ========


Net income (loss) per share of Beneficial Interest:
    Income from continuing operations                   $     .02     $   ---              $     .09     $     .05
    Net income (loss) from discontinued operations           ---            .01                 (.05)        ---
                                                        ---------     ---------            ---------     ---------
    Net income                                          $     .02     $     .01            $     .04     $     .05
                                                        =========     =========            =========     =========

Weighted average number of shares outstanding:
    Shares of Beneficial Interest                          21,886        21,886               21,886        21,790
                                                        =========     =========            =========     =========


                             See notes to consolidated financial statements.

                                         WEDGESTONE FINANCIAL AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 For the Nine Months Ended September 30, 1996 and 1995

                                                      (Unaudited)

                                                (Amounts in Thousands)


                                                                              Additional
                                                     Shares of Beneficial       paid-in      Accumulated
                                                           Interest             capital        deficit        Total
                                                     --------------------     ----------     -----------      -----
                                                     Shares        Amount

Balance at December 31, 1994                           20,386      $20,386      $32,376       ($49,380)      $3,382
Issuance of shares of beneficial interest to
     secure third party debt guarantee                  1,200        1,200         (840)                        360
Issuance of shares of beneficial interest in
     exchange for acquisition services                    200          200         (140)                         60
Issuance of shares of beneficial interest to
     to pay off outstanding debt                          100          100                                      100

Net Income                                                                                       1,134        1,134
                                                       ------      -------      --------      --------       ------

Balance at September 30, 1995                          21,886      $21,886      $31,396       ($48,246)      $5,036
                                                       ======      =======      =======       =========      ======

Balance at December 31, 1995                           21,886      $21,886      $31,396       ($47,535)      $5,747

Net income                                                                                        848           848
                                                       ------      -------      -------       ---------      ------


Balance at September 30, 1996                          21,886      $21,886      $31,396       ($46,687)      $6,595
                                                       ======      =======      =======       =========      ======


                               See notes to consolidated financial statements.

                                         WEDGESTONE FINANCIAL AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the Three Months and Nine Months Ended September 30, 1996 and 1995

                                                      (Unaudited)

                                                (Amounts in Thousands)


                                                     Three Months Ended September 30,  Nine Months Ended September 30,
                                                             1996         1995              1996          1995
                                                            ------       ------            ------        ------


  Cash Flows from Operating Activities:
  Net income                                            $    410      $    263        $     848      $  1,134
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Depreciation and amortization                          198           232              640           627
      Net losses (income) on discontinued operations        ---           (195)             970            26
      Losses (income) on disposal of assets (net)             (2)         ---                 1          ---
      Deferred income taxes                                 ---           ---                52          ---

  Changes in operating assets and liabilities:
      Accounts and other receivables                          85           679           (1,960)         (629)
      Inventories                                         (1,025)          255           (2,127)          264
      Prepaid expenses and other current assets               85          (238)             (42)         (326)
      Accrued payroll and related expenses                    93            46              133            26
      Other accrued expenses                                  83            70               76            49
      Accounts payable                                       102          (607)           1,145          (158)
      Other assets                                           (35)           22              (36)         (106)
                                                        --------      --------        ---------      --------
    Net cash provided by (used in) operating activities       (6)          527             (300)          907
                                                        --------      --------        ---------      --------

  Cash Flows from Investing Activities:
      Proceeds from sale of equipment                         2          ---               217         ---
      Proceeds from repayment of mortgage notes
         receivable                                        ---           ---              ---              1
      Capital expenditures                                 (249)         (290)            (596)       (1,250)
      Investment in real estate                            ---            (32)               4           (84)
                                                        -------       -------          -------      --------
  Net cash used in investing activities                    (247)         (322)            (375)       (1,333)
                                                        -------       -------          -------      --------

  Cash Flows from Financing Activities:
      Borrowings (Repayment) of term debt                  (697)           50             (982)           80
      Deferred financing fees paid                         ---             (7)            ---            (86)
      Net borrowings on revolving debt                      616          (202)           1,537           441
                                                        -------       -------          -------     ---------
  Net cash provided by (used in) financing activities       (81)         (159)             555           435
                                                        -------       -------          -------     ---------


  Net increase (decrease) in cash                          (334)           46             (120)            9


  Cash at beginning of period                               456           142              242           179
                                                        -------       -------         --------      --------
  Cash at end of period                                 $   122       $   188         $    122      $    188
                                                        =======       =======         ========      ========


                               See notes to consolidated financial statements.

                      WEDGESTONE FINANCIAL AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


      For the Three Months and Six Months Ended September 30, 1996 and 1995



NOTE 1.     Background and Basis of Presentation

         Background - Wedgestone Financial ("Wedgestone" or the "Company") was formed in 1980 as a real estate investment trust ("REIT") and, on August 9, 1991, filed for bankruptcy. Wedgestone's plan of reorganization (the "Plan") became effective on August 3, 1992.

         Under the guidance of its current management, Wedgestone operates in two business segments, Automotive Products and Real Estate and Lending activities. The automotive segment manufactures and distributes automotive aftermarket products for the light duty truck market. Its principal products include rear bumpers; tubular products such as grille guards, push bars, and step bars; and various other related aftermarket products. The Company's automotive products are marketed in traditional, original equipment service parts and retail automotive aftermarkets. The automotive segment manufactures and sells its products at two locations in California, and one in Minnesota. Sales are also made from distribution centers in Texas and Utah.

         Although its primary focus has shifted toward its Automotive Products business segment, Wedgestone's Real Estate and Lending business segment has continued since emerging from bankruptcy in 1992. Wedgestone owns three properties that were acquired by foreclosure. The aggregate value, net of reserves, is approximately $1,086,000 as of September 30, 1996. Wedgestone has outstanding notes receivable on one property, net of reserves, of approximately $84,000 as of September 30, 1996.

         Acquisitions - Since May 1992, Wedgestone has acquired three manufacturing operations. In June 1992, Wedgestone acquired St. James Automotive Corp. ("St. James") in exchange for 6,795,220 shares of beneficial interest of Wedgestone and accounted for this acquisition as a purchase. On November 18, 1994, Wedgestone acquired the Automotive Segment of Standun, Inc. ("Standun"), which consisted of the Fey Automotive Products Division ("Fey") and Sigma Plating Co., Inc. ("Sigma") in exchange for 6,795,223 shares of beneficial interest of Wedgestone and the assumption of approximately $1,104,000 of outstanding debt due to related parties of both Wedgestone and Standun, and certain other liabilities. The shareholders of Standun owned, directly or indirectly, approximately 48% of Wedgestone prior to the acquisition and, as a result, this acquisition was accounted for as a "put-together" which is similar to the pooling of interest method of accounting. On January 9, 1995 Wedgestone acquired substantially all of the assets of Hercules Bumpers, Inc. ("Hercules"). The purchase price for the assets acquired was the assumption of certain debt and other liabilities approximating $5.1 million. In addition, certain debt was guaranteed jointly and severally by Charles W. Brady ("Brady"), the former principal shareholder of Hercules, and Chattahoochee Leasing Corporation ("CLC"), a corporation controlled by Brady. In exchange for this guarantee, Brady received a promissory note in the amount of $300,000 and 1,200,000 shares of beneficial interest of Wedgestone. In consideration for an agreement to pay a liability of Hercules, CLC received a promissory note for $100,000 which was secured by 100,000 shares of beneficial interest of Wedgestone. In June, 1995, the Company exercised its right under the CLC Agreement and acquired the note by issuing these shares to CLC. (See Note 3 -- Discontinued Operations)

         Basis of Presentation and Principles of Consolidation - The accompanying consolidated financial statements include the operations of Wedgestone and its wholly owned subsidiaries and give retroactive effect to the discontinued operations of Hercules (see Note 3). All significant intercompany transactions have been eliminated in consolidation.

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

         Forward Looking Information - Information contained in this Form 10-Q contains "forward-looking statements" within the meaning of the private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "plan", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include: pricing and merchandising policies from the major automotive manufacturers; the Company's ability to execute its business plan; the acceptance of the Company's merchandising strategies by its target customers, particularly dealers; continuity of a relationship with or sales to major auto dealers; competitive pressures on sales and pricing; and increases in other costs which cannot be recovered through improved pricing of merchandise.

         Income Per Share of Beneficial Interest - Income per share of beneficial interest is calculated based on weighted average outstanding shares of beneficial interest.


NOTE 2.     Inventories
         Inventories consist of the following: (In Thousands

                                         September 30,           December 31,
                                             1996                   1995
                                         -------------           ------------
           Finished goods                  $ 2,843                 $1,480
           Work in progress                  1,251                    893
           Raw materials                     1,200                    785
                                           -------                 ------
                                             5,294                  3,158
           Less allowances                    (146)                  (137)
                                           -------                 ------
                                           $ 5,148                 $3,021
                                           =======                 ======

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

                                                           December 31,
                                                              1995
                                                           ------------
          Net Assets (Liabilities)
              Current Assets                                $ 2,480
              Current Liabilities                            (1,749)
              Net Property Plant and Equipment                1,447
              Other Assets                                    1,506
              Noncurrent Liabilities                         (3,045)
                                                            -------
                                                                639
              Intercompany Payable
                   with Wedgestone Automotive Corp             (344)
                                                           --------
                                                           $    295
                                                           ========

         Operating results of discontinued operations have been reclassified from amounts previously reported and have been reported separately in the consolidated statements of earnings. Net sales from discontinued operations from January 1, 1996 through the sale date of April 18, 1996, were $1,325,000, and $8,698,000 for the nine months ended September 30, 1995.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Wedgestone Financial (the "Company") is primarily engaged in the business of manufacturing and distributing automotive products for the light duty truck aftermarket. The Company has two plants in California and one in Minnesota. It markets its products under various tradenames including Fey, Westin and Tuffbar.
         On April 18, 1996, the Company sold the stock of Hercules Automotive Products, Inc. to MBC Corporation, a Minnesota corporation. Hercules, whose products were primarily marketed through dealer oriented programs, had failed to meet expectations since being acquired in January 1995. The results of operations discussed below do not include the results of the discontinued Hercules business segment for the periods presented.

Results of Operations

         The light duty truck market continued to grow in the third quarter of 1996 compared to the same period in 1995. Total Company sales for this period grew by 43% over the same period in 1995. Growth in the sales of Westin step bars and grille guards represented 57% of the total sales increase for the quarter reflecting the market's continued acceptance of the Westin line of tubular accessories.

Three Months Ended September 30, 1996 compared to Three Months Ended September 30, 1995

         Revenues: Net sales from continuing operations increased 43% to $11,441,000 for the third quarter of 1996 compared to $7,996,000 for the same period in 1995. Sales of Westin tubular products accounted for 57% or $1,971,000 of this increase.

         Gross Profits: Gross profits increased 66% to $4,040,000 or 35% of sales for the period compared to $2,437,000 or 30% of sales for the same period in 1995. The increase in margin percentage in 1996 over 1995 is attributable to production efficiencies resulting from greater sales volumes.

         Selling, General and Administrative Expenses: Selling, general and administrative expenses increased 48% to $3,254,000 for the period compared to $2,201,000 in 1995. Distribution and selling costs incurred on additional sales volumes accounted for 44% or $461,000 of this increase. Advertising and promotion expenses accounted for $254,000 of the increase and expenditures for legal, audit, insurance and other management costs accounted for the remainder.

         Interest Expense: Interest expense increased 24% to $267,000 for the period compared to $215,000 in 1995. This increase was due to financing the growth in working capital required to meet continuing sales growth.

         Net Income from Continuing Operations: Net income from continuing operations increased 503% to $410,000 for the third quarter 1996 compared to $68,000 for the same period in 1995.

Nine Months Ended September 30, 1996 to Nine Months Ended September 30, 1995

         Revenues: Net sales from continuing operations increased 23% to $33,063,000 for the nine months ended September 30, 1996 compared to $26,925,000 for the same period in 1995. Sales of Westin tubular products accounted for 77% or $4,719,000 of this increase.

         Gross Profits: Gross profits increased 31% to $11,537,000 or 35% of sales for the nine month period compared to $8,835,000 or 33% of sales for the same period in 1995. The increase in margin percentage in 1996 over 1995 is attributable to production efficiencies resulting from greater sales volumes.

         Selling, General and Administrative Expenses: Selling, general and administrative expenses increased 25% to $8,561,000 for the nine month period compared to $6,862,000 for 1995. Distribution, selling and promotional costs incurred to achieve rising sales volumes were 72% of this increase or $1,227,000. Administrative costs totaling $472,000 made up the balance of this increase. Included in administrative expense increases were audit and legal fees totaling $120,000. Insurance and other management costs comprise the balance of the increase in administrative costs.

         Interest Expense: Interest expense increased 17% to $719,000 for the nine month period compared to $612,000 in 1995. This increase was due to financing the working capital growth required to meet the increase in second quarter 1996 sales.

         Net Income from Continuing Operations: Net income from continuing operations increased 60% to $1,853,000 for the nine month period compared to $1,160,000 in 1995. This increase was primarily due to increased volumes and a more favorable product mix.

Liquidity and Capital Resources

         To date, Wedgestone has financed its business activities through cash flow from operations. Additional debt has been incurred primarily for working capital and acquisitions.

         For the nine months ended September 30, 1996, cash flows from operations totaling $2,511,000 were supplemented by additional advances from trade creditors totaling $1,354,000. The Company invested $4,165,000 in working capital including $1,960,000 in trade receivables and $2,127,000 in inventories. This resulted in net cash used in operating activities of $300,000. Cash used in operating activities, additional investments in equipment totaling $596,000 and repayments of long term debt totaling $982,000 were offset by $1,537,000 in additional borrowings under the Company's revolving line of credit and proceeds from the sale of equipment and other property totaling $221,000, resulting in a net decrease in cash of $120,000 compared to a $9,000 increase for the same period in 1995.

         Wedgestone has borrowings outstanding from a related party totaling $165,000 (the "Rockaway Loan") as of September 30, 1996, which mature in December 1996. Under this credit agreement, the borrowings are collateralized by substantially all of the assets of the Company.

         In connection with the acquisition of the Automotive Segment of Standun, Inc., Wedgestone, through certain wholly-owned subsidiaries, entered into a $7.5 million revolving credit line with a financial institution which expires in 1997. The credit line provides for borrowings (minimum borrowings of $4 million are required) based on a percentage of inventory and accounts receivable. Interest on the outstanding borrowings accrued at prime, plus 2.5%. The agreement also includes equipment term loans approximating $1.0 million at September 30, 1996. The agreement contains certain covenants which require the maintenance of minimum working capital and equity.

         To the extent that Wedgestone expands its operations and makes additional acquisitions, it will need to obtain additional funding from institutional lenders and other sources. There is no assurance such funding will be available to Wedgestone on favorable terms, if at all. Wedgestone's ability to use equity in obtaining funding may be limited by its desire to preserve certain tax atributes including its net operating loss carry forwards.

                                     PART II

                                OTHER INFORMATION


Item 1.       Legal Proceedings

         A complaint was filed against Fey, a wholly-owned subsidiary of Wedgestone Automotive Corp ("WAC"), on September 10, 1996, in the Superior Court of Mitchell County in the state of Georgia, by Mitchell Real Estate Partnership,
C. Ray Council, Hal A. Council, Max R. Council, Rex A. Council, June Council Hunter and Gay Council Moring (collectively, "Mitchell").

         In its complaint, Mitchell asserts breach of contract and fraud claims against the defendants relating to a Marketing Agreement between Mitchell, Fey and HAP regarding the marketing of Hercules products, alleging among other things, that Fey has impeded Mitchell's ability to earn commissions under the Marketing Agreement. Mitchell seeks monetary damages in excess of $4 million.

         Fey and the other defendants have removed the case to the United States District Court for the Middle District of Georgia. Fey and the other defendants further intend to file shortly a motion to dismiss the case. Mitchell has agreed to extend the period for filing a responsive pleading pending the resolution of the procedural issues. Additional named defendants are John C. Shaw, Chairman and trustee of the Company, Jeffrey S. Goldstein, a trustee and the President of the Company, James J. Pinto, the President of PFG Corporation, which holds in excess of 5% of the Company's shares, and David L. Sharp, the Chief Executive Officer of WAC.
         This litigation is in the initial stages and no discovery has taken place. Fey and the other defendants believe Mitchell's claims are without merit and intend to vigorously contest the Mitchell complaint and pursue counterclaims and affirmative defenses. As previously reported in its Form 10-Q for the period ended June 30, 1996, the Company has taken a reserve for costs arising from or relating to the closure of the Hercules facility. Management believes that this reserve should also be sufficient for costs associated with the defense of this matter.

Item 2.       Changes in Securities

         None.

Item 3.       Defaults upon Senior Securities

         None.

Item 4.       Submission of Matters to a Vote of Security Holders

         None.

Item 5.       Other Information

         None.

Item 6.       Exhibits and Reports on Form 8-K

         None.

                                     PART II

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Wedgestone Financial



Date:    November 14, 1996                    By: /s/   Jeffrey S. Goldstein
                                                 -------------------------------
                                              President and Treasurer
                                              (Principal Executive and Financial
                                              Officer)



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