Form 10-K405
period 1996-12-31
WEDGESTONE FINANCIAL INC
filed 1997-03-28
CIK 315621

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

                                December 31, 1996

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

                         [ X ]  YES          [   ]   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                        [ X ]  YES          [   ]   No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                        [ X ]  YES          [   ]   No

     As of March 27, 1997, 21,885,668 shares of beneficial interest were outstanding. The aggregate market value of the shares held by non-affiliates of the registrant on that date was approximately $ 2,571,000 based on the last reported sale price of the shares at that date.

  Total number of pages in this document: 59          Exhibits at page: 35

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

         Under its current management, Wedgestone operates in two business segments as follows:

                  A) Automotive  Products for the light duty truck  aftermarket;
and

                  B) Real Estate and Lending activities.

         The business of the Automotive Products segment is conducted primarily through Wedgestone's wholly owned subsidiary, Wedgestone Automotive Corp ("Wedgestone Automotive"), which, in turn, wholly owns the subsidiaries Fey Automotive Products, Inc. ("Fey"), St. James Automotive Corp ("St. James"), Sigma Plating Co., Inc. ("Sigma") and Hercules Automotive Products, Inc. which was acquired on January 9, 1995 and sold on April 18, 1996. Fey and Sigma were acquired on November 18, 1994, and have been accounted for as a put-together, which is similar to the pooling of interest method of accounting. As a result of this accounting treatment, the table of Financial Information Relating to Business Segments that follows and other financial statements contained herein have been restated to include the balance sheets, results of operations and cash flows for Fey and Sigma for all periods presented.


                                         Financial Information Relating to Business Segments
                                                       (Amounts in Thousands)

                                                                                             For the Years Ended December 31,

                                                                                       1996               1995                1994
                                                                                     --------           --------           --------
Revenues:

      Automotive Products:
            Manufactured Products for Light Duty Trucks                              $ 41,452           $ 39,970           $ 28,135
            Contract Plating                                                            3,312              3,680              3,179
            All Other                                                                   1,522              2,462              3,304
                                                                                     --------           --------           --------
         Total                                                                       $ 46,286           $ 46,112           $ 34,618
                                                                                     ========           ========           ========

      Real Estate and Lending (a)                                                        --                 --                 --

Operating Income (Loss):
         Automotive Products                                                         $  2,944           $  3,259           $  2,367
         Real Estate and Lending                                                         (174)              (529)              (363)
                                                                                     --------           --------           --------

Total                                                                                $  2,770           $  2,730           $  2,004
                                                                                     ========           ========           ========

Identifiable Assets:
         Automotive Products                                                         $ 16,221           $ 17,228           $ 11,087
         Real Estate and Lending                                                        1,167              1,375              1,880
                                                                                     --------           --------           --------

         Total Identifiable Assets                                                   $ 17,388           $ 18,603           $ 12,967
                                                                                     ========           ========           ========

(a) Real Estate and Lending revenues are immaterial and reported with operating costs.

B.        Automotive Products Business Segment

         On June 15, 1992, Wedgestone acquired St. James Automotive Corp. This subsidiary manufactures and sells tubular products, consisting primarily of accessories for the light-duty truck market such as grille guards, push bars and step rails. On November 18, 1994, Wedgestone acquired the Automotive segment of Standun, Inc. ("Standun") which consisted of Sigma and the Fey Automotive Products division. The assets of the Fey division, which included the stock of Sigma, were merged into Wedgestone's wholly owned subsidiary Fey Automotive Products, Inc. In conjunction with the acquisition of the Automotive Segment of Standun, Wedgestone placed St. James, Fey and Sigma under the common ownership of its wholly owned subsidiary, Wedgestone Automotive. Collectively, these companies comprise the Automotive Products business segment which, unless the context requires otherwise, will be hereinafter referred to as Wedgestone Automotive.

         On January 5, 1995, Wedgestone Automotive, through its wholly owned subsidiary Hercules Automotive Products, Inc. (Hercules), acquired substantially all of the assets of Hercules Bumpers, Inc., a Georgia company. This acquisition was intended to provide access to a new business segment for Wedgestone Automotive. The segment, known as dealer direct, involved the sale of rear step bumpers for light duty trucks to new vehicle dealers as an alternative to the factory supplied bumper. Hercules Bumpers, Inc., was the largest domestic supplier in this dealer direct segment. During 1995, a major OE manufacturer initiated a program to secure a greater portion of rear step bumper sales. The program, which involved severe price competition and program buying, eroded a substantial portion of Hercules' sales base and placed Hercules in a loss position for the fourth quarter of 1995. In response to the likely prospect of significant continued losses, Wedgestone Automotive ceased manufacturing operations at Hercules on March 5, 1996. In a further decision to exit this segment, Wedgestone Automotive sold its stock ownership in Hercules to MBC Corporation for $1.00 and the assumption of certain debt and other liabilities approximating $4.5 million pursuant to a Stock Purchase Agreement. The Pelham manufacturing plant along with its inventory and accounts receivable constituted all of the material assets of Hercules. There are no remaining assets of Hercules.

         Wedgestone Automotive manufactures and distributes automotive aftermarket products for the light duty truck market. Principal products include rear bumpers; tubular products such as grille guards, push bars, and step rails; and various other related aftermarket products. Additionally, Sigma provides contract chrome plating services to other unrelated parties. Combined sales for all products were $46,286,000, $46,112,000 and $34,618,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

The Company's automotive products are sold in the following markets:

         Traditional Aftermarket: This market includes dealership replacement parts departments, body shops, speed shops, off-road specialty shops and van and truck converters. Wedgestone Automotive reaches these customers through an established network of warehouse distributors, jobbers, dealer expediters and specialty wholesalers.

         Original Equipment Aftermarket: Utilizing products specifically approved by truck manufacturers including General Motors, Chrysler, Nissan and Subaru, Wedgestone Automotive ships directly into their distribution channels in order to take advantage of factory supported sales of its truck accessories through dealer level service parts operations.

         Retail Aftermarket: Wedgestone Automotive reaches the retail consumer through local, regional and national chains dedicated to automotive products as well as independent retailers whose stores support a large assortment of automotive product lines.

Significant Customers, Competitive Position, Intellectual Property

         There is no single customer whose purchases exceeded 10% of Wedgestone Automotive's sales. The sectors of the automotive industry in which Wedgestone competes are extremely competitive and heavily influenced by policies and programs implemented by the OE Manufacturers. The companies servicing Wedgestone Automotive's markets with competing products vary in size and capability with none dominating the market as a whole. All such companies compete on the basis of product design, availability, lead time, price and product performance. Wedgestone Automotive has no patents, franchises or concessions. It markets its products under various trade names including Fey, Tuff Bar and Westin and holds registered trademarks on the names Quad Tube, Surstep, Contour and Diamondstep.

Raw Materials, Distribution, Inventories and Seasonality

         Raw materials are purchased under standard industry terms through a number of vendors located within the vicinity of the plant being served.
Management does not anticipate any shortages of materials. Wedgestone Automotive's products are distributed through the manufacturing facilities in California and Minnesota and further through distribution warehouses in Utah and Texas utilizing direct sales personnel and manufacturer's representatives.

         Sales are primarily serviced out of finished goods inventories. For this reason, inventories are a material portion of the company's operating assets. The Company schedules manufacturing to maintain desired inventory levels. Order backlogs for Wedgestone Automotive Products totaled $2,300,000 as of December 31, 1996, as compared to $1,500,000 as of December 31, 1995. Substantially, all of this growth is due to the growing demand for Westin products manufactured at St. James. While the automotive aftermarket is not considered to be seasonal, it is subject to the annual effects of new model introductions and, as such, business can increase in the fall after new models are released and in the spring as dealers seek to move inventory in anticipation of the next model year.

Subsidiary Operations; Employees, and Facilities

         As of March 15, 1997, Wedgestone Automotive manufactures its products in several subsidiaries as follows:

         Facility                Square Footage     Employees      Products
         --------                --------------     ---------      --------
Fey Automotive Products, Inc.        89,000           180       Bumpers,    Step
                                                                Rails &  Related
                                                                Products

St. James Automotive Corp.           95,000           200       Bumpers,  Grille
                                                                Guards,     Step
                                                                Bars   &   other
                                                                Tubular Products

Sigma Plating Co., Inc.              26,000            90       Intercompany and
                                    -------           ---       outside contract
                                                                plating services

                                    210,000           470
                                    =======           ===

         The manufacturing employees of Fey are represented by a union whose contract expires in March 1999. Wedgestone believes that its relations with all of its employees are satisfactory.

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

         Sigma owns a 26,000 square foot facility on 3 acres of land in La Puente, California, approximately 25 miles east of Los Angeles.

Environmental Matters

         St. James and Sigma operate chrome plating facilities. Hazardous wastes generated by these operations are disposed of in the normal course for this type of business. Aqueous wastes are treated at the facility to meet applicable regulatory standards and then discharged to the public treatment works. Solid wastes and by-products are transported to a recycler for processing and destruction. All current activities at the facilities are believed to be within the operational parameters of the required environmental permits and are monitored both internally by facility personnel and periodically by regulatory agencies. In anticipation of expanding the St. James facility and its operations, St. James conducted tests which revealed environmental contamination by a previous operator/tenant. St. James notified the principal shareholder of the prior operator, who is also the landlord, and the relevant regulatory authorities of the test results. St. James has been partially indemnified from costs relating to potential clean-up by the principal shareholder of the prior operator and the landlord. St. James, working in conjunction with local, state and federal authorities, has performed the remediation work required on this site. Post remediation site approval is pending. The Company does not anticipate any material expenditures in 1997 in connection with compliance with environmental regulations.

C.       Real Estate and Lending Segment

         Although its primary focus has shifted toward its Automotive Products business segment, Wedgestone's Real Estate and Lending business segment has continued since emerging from bankruptcy in 1992.

Real Estate Acquired By Foreclosure

         Wedgestone owns three properties that were acquired by foreclosure. They include four commercial condominiums in Peabody, Massachusetts; 53 acres of undeveloped land in Bristol, Connecticut; and approximately 21 acres of land in Queens, New York, 15 acres of which are below water (the "College Point" property). The College Point Property original mortgage loan was the subject of litigation which Wedgestone originated. The nature of the litigation stemmed from a lawsuit filed by the Company against various parties for fraud. This litigation has been concluded without recovery. There are no appeals anticipated.

         The Company generally holds its real estate properties for investment purposes but entertains offers to sell these properties from time-to-time. On January 31, 1997, the Company signed a contract for the sale of its College Point property for $1.375 million, This sale was completed on February 27, 1997. (See Subsequent Events.) The Company owns four firstfloor units in a seven-story condo building in Peabody, Massachusetts. These units are designed for commercial use. At present, none of the Company's units are occupied. The Company does not intend to develop the Bristol, Connecticut property at the present time. If the Company did decide to develop this property, the Company would require the assistance of a real estate development partner.

Promissory Notes and Claims Receivable

         Wedgestone has an outstanding loan receivable on one property in Sebago Lake, Maine, the aggregate value of which totals approximately $81,000 as of December 31, 1996, net of reserves. Management believes that current reserves recorded against this loan are adequate. Interest and principal payments are current.

Genesis Plastics, Inc.

         On August 24, 1992, Wedgestone entered into a secured loan agreement (the "Loan") with Genesis Plastics, Inc. ("Genesis"), a plastics recycler. The Loan, originally for borrowings of up to $1,000,000, was subsequently amended to provide for borrowings of up to $2,000,000 and over advances at the discretion of Wedgestone. Affiliated parties of Wedgestone agreed to purchase a pro rata participation in excess of $800,000 of the Loan. Genesis had previously filed for protection under Chapter 11 of the United States Bankruptcy Code on August 24, 1994 and had been unsuccessful in its efforts to secure a buyer for its Charleroi, Pennsylvania recycling facility. Wedgestone held a senior security interest in the inventory, receivables and certain equipment of Genesis. On November 29, 1995, in accordance with its rights under the Loan, Wedgestone consented to the liquidation of the Genesis' inventory and equipment through a public auction. As a result of this action, Wedgestone recorded a loss of $756,900 of which $697,000 was recognized in 1995.

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

Subsequent Events

         On January 30, 1997, the Company entered into an agreement to sell its 21 acres of land known as the College Point property for $1,375,000. Of this amount, $137,500 was tendered upon signing of the agreement and the balance, $1,237,500, was received at closing on February 27, 1997. The book value of this property as of December 31, 1996 was $914,800. The Company will recognize a gain of approximately $425,000 in 1997 on this transaction.


Net Operating Loss

         Wedgestone has a net operating loss carry forward for federal income tax of approximately $40,200,000.


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

Other

         An appeal was filed against the Company on May 25, 1995, by a holder of the Company's formerly issued Special Income Shares (the "Income Shares"). The Income Shares were designated to receive a distribution of any excess "profit or appreciation" realized by the Company on certain specific mortgages and notes receivable. The one remaining outstanding loan under which income rights had been granted related to a loan the Company participated in with a bank. This bank subsequently was liquidated and the FDIC assumed control. The FDIC approached the Company to seek approval to foreclose on the note since it was in default. Since the Company was involved in a bankruptcy proceeding, the Company sought bankruptcy court approval to proceed on the foreclosure action. In the motion seeking such approval was a request that (i) the FDIC remit to the Company any excess proceeds from the note, (ii) the Company cancel the Special Income Shares since this note was the sole remaining loan and (iii) the Company pay any funds, net of costs and fees collected from the FDIC to the holders of Income Shares as a liquidating distribution. This motion was approved by the bankruptcy court and the appeal was instituted. The appeal remains pending.

         A complaint was filed against Fey, a wholly owned subsidiary of Wedgestone Automotive Corp ("WAC"), on September 10, 1996, in the Superior Court of Mitchell County in the state of Georgia, by Mitchell Real Estate Partnership,
C. Ray Council, Hal A. Council, Max R. Council, Rex A. Council, June Council Hunter and Gay Council Moring (collectively, "Mitchell").

         In its complaint, Mitchell asserts breach of contract and fraud claims against the defendants resulting from a Marketing Agreement between Mitchell, Fey and HAP for marketing consulting services relating to Hercules products, alleging, among other things, that Fey has impeded Mitchell's ability to earn commissions under the Marketing Agreement. Mitchell seeks monetary damages in excess of $4 million.

         Fey and the other defendants have removed the case to the United States District Court for the Middle District of Georgia. Fey and the other defendants have filed a motion to dismiss the case. Fey has agreed to extend the period for filing a responsive pleading pending the resolution of the procedural issues. Additional named defendants are John C. Shaw, chairman and trustee of the Company, Jeffrey S. Goldstein, a trustee and the President of the Company, James
J. Pinto, the President of PFG Corporation, which holds in excess of 5% of the Company's shares, and David L. Sharp, the Chief Executive Officer of WAC.

         This litigation is in the initial stages and as of March 27,1997, no discovery has taken place. Fey and the other defendants believe Mitchell's claims are without merit and intend to vigorously contest the Mitchell complaint and pursue counter claims and affirmative defenses. As previously reported in its Form 10-Q for the period ended June 30, 1996, the Company has taken a reserve for costs arising from or relating to the closure of the Hercules facility. Management is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.


Item 4.    Submission of Matters to a Vote of Security Holders

         Not applicable.



                                     PART II


Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters

         Wedgestone's shares of beneficial interest are currently traded in the over-the-counter market under the trading symbol "WDGF". The prices set forth below represent trades between dealers, without adjustment for retail mark up, mark down or commission, and do not necessarily represent actual transactions. The following table sets forth the high and low bid prices of Wedgestone's shares of beneficial interest for each quarter of 1996 and 1995.

                                          Market Price Range
                          ======================================================
                                   1996                           1995
                                   ----                           ----

         Quarter            High          Low              High          Low
         -------            ----          ---              ----          ---
         First               .25          .20               .48          .38
         Second              .60          .22               .56          .44
         Third               .60          .35               .52          .42
         Fourth              .45          .31               .31          .06
                          ======================================================



         On March 24, 1997, the bid price of Wedgestone's shares of beneficial interest was $ .32.

Record Holders

         On March 24, 1997, there were 2,509 record holders of Wedgestone's shares of beneficial interest. Also see Note 10 of the financial statements.

Cash Dividends Declared and Paid Per Share

         There were no dividends declared or paid by Wedgestone on its shares of beneficial interest for the years ended December 31, 1991 through 1996.
Wedgestone presently intends to retain all earnings in connection with its business. Payment of dividends in the future will be within the discretion of the Board of Trustees and will depend upon, among other factors, earnings and the operating and financial condition of the business.

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


                                                                                Year Ended December 31,
                                                 -----------------------------------------------------------------------------------
                                                      1996              1995             1994              1993             1992

Operating Data: (In Thousands)

         Net sales                                $     46,286     $     46,112     $     34,618     $     29,472      $     27,040

         Income (loss) before
           extraordinary gain                     $      1,372     $      1,845     $      1,493     $       (116)     ($     1,677)

         Extraordinary gain from
           net liabilities discharged
           in bankruptcy proceeding                       --               --               --               --               9,029
                                                  ------------     ------------     ------------     ------------      ------------


         Net income (loss)                        $      1,372     $      1,845     $      1,493     ($       116)     $      7,352
                                                  ============     ============     ============     ============      ============

Per Share Data:

         Income (loss) before
           extraordinary gain                     $        .06     $        .08     $        .07     ($       .01)     ($       .10)

         Extraordinary gain                               --               --               --               --                 .52
                                                  ------------     ------------     ------------     ------------      ------------

         Net income (loss)                        $        .06     $        .08     $        .07     ($       .01)     $        .42
                                                  ============     ============     ============     ============      ============

         Weighted average
           Shares outstanding                       21,885,668       21,764,280       20,385,668       20,385,668        17,303,683
                                                  ============     ============     ============     ============      ============


Balance Sheet Data:  (In Thousands)

         Working Capital                          $      5,324     $      4,188     $      3,418     $      2,390      $      1,872
                                                  ============     ============     ============     ============      ============

         Total assets                             $     20,350     $     21,398     $     14,391     $     11,530      $     12,535
                                                  ============     ============     ============     ============      ============

         Long-term debt                           $      5,269     $      8,447     $      5,676     $      3,835      $      2,905
                                                  ============     ============     ============     ============      ============

         Total shareholders' equity               $      7,119     $      5,747     $      3,382     $      2,558      $      3,430
                                                  ============     ============     ============     ============      ============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations For the Years Ended December 31, 1996 and 1995

Background

         On June 15, 1992, Wedgestone acquired St. James Automotive Corp. This subsidiary manufactures and sells tubular products for the light-duty truck market such as grille guards, push bars and step bars. On November 18, 1994, Wedgestone acquired the Automotive segment of Standun, Inc. ("Standun) which consisted of Sigma and the Fey Automotive Products division. The assets of the Fey division, which included the stock of Sigma, were merged into Wedgestone's wholly owned subsidiary Fey Automotive Products, Inc. In conjunction with the acquisition of the Automotive Segment of Standun, Wedgestone placed St. James, Fey and Sigma under the common ownership of its wholly owned subsidiary, Wedgestone Automotive. Collectively, these companies comprise the Automotive Products business segment which, unless the context requires otherwise, will be hereinafter referred to as Wedgestone Automotive.

         On January 5, 1995, Wedgestone Automotive, through its wholly owned subsidiary Hercules acquired substantially all of the assets of Hercules Bumpers, Inc., a Georgia company. This acquisition was intended to provide access to a new business segment for Wedgestone Automotive. The segment, known as dealer direct, involves the sale of rear step bumpers for light-duty trucks to new vehicle dealers as an alternative to the factory supplied bumper. Hercules Bumpers, Inc., was the largest domestic supplier in this dealer direct segment offering dealers a line of specialty bumpers that exceeded the manufacturer's alternative in towing capacity. During 1995, a major OE manufacturer initiated a program to secure a greater portion of rear step bumper sales. The program, which involved severe price competition and program buying, eroded a substantial portion of Hercules' sales base and placed Hercules in a loss position for the fourth quarter of 1995. In response to the likely prospect of continued losses, Wedgestone Automotive ceased manufacturing operations at Hercules on March 5, 1996. In a further decision to exit this segment, Wedgestone Automotive sold its stock ownership in Hercules to MBC Corporation of $1.00 and the assumption of certain debt and other liabilities approximating $4.5 million pursuant to a Stock Purchase Agreement. The Pelham manufacturing plant along with its inventory and accounts receivable constituted all of the material assets of Hercules. There are no remaining assets of Hercules.

Liquidity  and Capital Resources

         To date, Wedgestone has financed its business activities through cash flows from operations. Additional debt has been incurred primarily for working capital and acquisitions. See Notes 8 and 11 to the Consolidated Financial Statements.

         Cash flows from operations totaling $2,918,000 were supplemented by $1,349,000 in additional advances by unsecured creditors. These funds were used to provide $4,068,000 in additional working capital consisting of $2,196,000 in advances to customers, $1,598,000 in inventories and $193,000 in other current assets resulting in net cash provided by operations totaling $280,000 in 1996 compared to $1,836,000 in 1995. Net cash flows from operations were further supplemented by collections on mortgage notes totaling $220,000 and additional borrowings on revolving debt totaling $1,818,000. During 1996, the Company invested $933,000 in new equipment and made payments on long term debt totaling $1,406,000 including $729,000 in repayments on borrowings from a related party. (The "Rockaway Loan". See Note 4 of the Consolidated Financial Statements.)

         On November 18, 1994, in connection with the acquisition of the Automotive Segment, Wedgestone, through its wholly owned subsidiaries Fey Automotive Products, Inc., Sigma Plating Co., Inc., and St. James Automotive Corp., entered into a three-year, $7.5 million credit facility, which provides for a revolving credit line and term loan with CIT / Credit Finance ("CIT"), and is collateralized by substantially all of the assets of these subsidiaries. There was a facility fee of 1% of the maximum credit line associated with procurement of the loan. On March 18, 1997, the Company amended and restated the agreement with CIT to a five-year $10 million credit facility providing a revolving credit line and term loan under terms substantially similar to the original agreement. The amended and restated agreement provides for borrowings based on a percentage of inventory and receivables and includes an equipment term loan, at the lender's prime rate plus 1.375% (11% at December 31, 1996).

         In connection with the acquisition of Hercules on January 9, 1995, a wholly-owned subsidiary of Wedgestone assumed certain debt consisting of a term loan of $4.0 million, and an industrial revenue bond of $285,000 due March 1, 1999. On March 5, 1996, the Company closed the Hercules facility in Pelham, Georgia, as a result of unfavorable market conditions. On April 18, 1996, the Company sold its stock ownership in Hercules to MBC Corporation for $1.00 and the assumption of certain debt and other liabilities, including the outstanding borrowings on the term loan and industrial revenue bond. The total debt and liabilities assumed by MBC Corporation approximated $4.5 million.

The company continues to actively seek acquisition opportunities in the Automotive Products Business Segment. While there are no specific opportunities identified at this time, to the extent that Wedgestone expands its operations and makes additional acquisitions, it will need to obtain additional funding from institutional lenders and other sources. Wedgestone's ability to use equity in obtaining funding may be limited by its desire to preserve certain tax attributes including its net operating loss carry forwards.


Results Of Operations

Current Year Performance: 1996 Compared to 1995

         Net sales increased $174,000 to $46,286,000 in 1996 compared to $46,112,000 in 1995. This reflects a $9,668,000 decrease is the sales of
Hercules  products  offset  by a  $6,592,000  or 67%  increase  in the  sales of products  manufactured  in the Company's St. James  subsidiary  and a $3,250,000 increase in the products manufactured in the Company's Fey subsidiary. Contributing to the overall growth in net sales is a 44% and 43% increase in the Company's Traditional and Retail market segments, respectively. Growth in these two segments totaled $11,944,000 and were offset by a $2,102,000 or 27% decline in the Company's Original Equipment Manufacturer's segment. The Company continues to pursue the OE segment of the light-duty truck aftermarket and considers this segment to be an important component of future growth. During 1996, the Company secured orders from two new OE customers whose initial 1996 sales totaled $289,000.

         Gross margins increased $360,000 or 3% to $14,725,000 or 32% of sales in 1996 compared to $14,365,000 or 31% of sales in 1995. This increase is due to an increase in sales and a more favorable product sales mix in 1996 compared to 1995.

         Sales and marketing costs increased by $501,000 or 7% to $7,227,000 or 16% of sales in 1996 compared to $6,726,000 or 15% of sales in 1995. The majority of this increase is selling costs incurred to enhance and maintain the higher sales volumes achieved in 1996. $674,000 or 39% of the increase is due to additional advertising and promotional costs incurred by the Company to further penetrate the Traditional and Retail market segments. The Company believes that further expenditures in this area are required to maintain the market growth achieved in 1996 and expand these markets further.

         Administrative costs decreased by $182,000 or 3% to $4,727,000 in 1996 compared to $4,909,000 in 1995. This reflects a decrease of $829,000 in administrative costs attributable to Hercules operations and an increase of $658,000 in continuing administrative costs. Product design and development costs account for 59% or $390,000 of this increase. Included in these costs are salaries, benefits and overhead costs for additions to the Company's engineering staff. The Company believes that its future competitive position in the automotive aftermarket will require significant increases in engineering and development costs over the next several years and that overhead expenditures in this area totaling $390,000 in 1996 are expected to exceed $690,000 in 1997. The remainder of the increase in administrative costs include management labor, insurance and other costs associated with sales growth in 1996 over 1995.

         Interest expense decreased $214,000 or 16% to $1,126,000 in 1996 compared to $1,340,000 in 1995. This decrease is attributable to the decrease in debt associated with Hercules offset by additional borrowings under the Company's revolving line of credit used to finance working capital growth.

         Income taxes in 1996 reflect an $566,000 adjustment to the Company's valuation reserve compared to $1,300,000 recorded in 1995. The adjustments are due to management's expectations of the Company's enhanced ability to utilize its net operating loss carry forwards due to its more recent earnings performance.


Prior Performance: 1995 Compared to 1994

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


Accounting Pronouncements

         During 1996 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Among other provisions, the statement changed current accounting practices for the evaluation of impairment of long-lived assets. The adoption did not have a material effect on the Company's financial statements.

         During 1996 the Company  also  adopted  SFAS No.  123,  Accounting  for
Stock-Based Compensation. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

Forward Looking Information

         Information contained in this Form 10-K contains "forward-looking statements" within the meaning of the private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "plan", "anticipate", "estimate or "continue" or the negative thereof or other variations thereon or comparable terminology. There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially
include:   pricing  and   merchandising   policies  from  the  major  automotive
manufacturers; the Company's ability to execute its business plan; the acceptance of the Company's merchandising strategies by its target customers, particularly dealers; continuity of a relationship with or sales to major auto dealers; competitive pressures on sales and pricing; and increases in other costs which cannot be recovered through improved pricing of merchandise.


Item 8.   Consolidated Financial Statements and Supplementary Data




                                                WEDGESTONE FINANCIAL AND SUBSIDIARIES

                                                                INDEX



                                                                                                                  Page
                                                                                                                  ----
         Financial Statements

                                          Independent Auditor's Report                                              11

                                          Consolidated Balance Sheets as of
                                            December 31, 1996 and 1995                                              12

                                          Consolidated Statements of Operations
                                            for the years ended December 31,
                                            1996, 1995, and 1994.                                                   13

                                          Consolidated Statements of
                                            Shareholders' Equity for the years
                                            ended December 31, 1996, 1995, and 1994.                                14

                                          Consolidated Statements of Cash
                                            Flows for the years ended
                                            December 31, 1996, 1995 and 1994.                                       15


                                          Notes to Consolidated Financial
                                            Statements.                                                             16


INDEPENDENT AUDITORS' REPORT


To  the  Board  of  Trustees  and  Shareholders  of  Wedgestone   Financial  and
Subsidiaries:

We have audited the accompanying consolidated balance sheets of Wedgestone Financial and Subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the consolidated financial statement schedules listed in the index at
Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wedgestone Financial and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations, and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.






Deloitte & Touche LLP
Los Angeles, California
March 26, 1997


                                           WEDGESTONE FINANCIAL AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS

                                             AS OF DECEMBER 31, 1996 and 1995

                                         (Amounts in Thousands--except share data)


                                                                                                          1996                1995
                                                                                                       --------            --------
ASSETS  (Note 8)

Current Assets:
Cash                                                                                                   $    344            $    365
Accounts and other receivables - (net of allowances of $333 and
$256 in 1996 and 1995, respectively)                                                                      7,282               6,057
Inventories (Note 5)                                                                                      4,619               4,123
Prepaid expenses and other current assets                                                                   565                 371
Deferred income taxes (Note 9)                                                                              476                 476
                                                                                                       --------            --------
  Total Current Assets                                                                                   13,286              11,392

Notes receivable - net (Note 7)                                                                              81                  84
Real estate acquired by foreclosure - net (Note 7)                                                        1,086               1,091
Property, plant and equipment - net (Note 6)                                                              3,237               4,694
Goodwill - net                                                                                              130                 550
Deferred income taxes (Note 9)                                                                            2,196               2,114
Other assets                                                                                                334               1,473
                                                                                                       --------            --------
                                                                                                          7,064              10,006
                                                                                                       --------            --------

  Total Assets                                                                                         $ 20,350            $ 21,398
                                                                                                       ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Revolving credit line and current portion of long-term debt (Note 8)                                   $  1,952            $  2,305
Accounts payable                                                                                          3,882               3,308
Accrued payroll and related expenses                                                                        593                 611
Other accrued expenses                                                                                    1,535                 980
                                                                                                       --------            --------
  Total Current Liabilities                                                                               7,962               7,204

Long-term debt (Note 8)                                                                                   5,269               8,447
                                                                                                       --------            --------
  Total liabilities                                                                                      13,231              15,651

Commitments and contingencies (Notes 11 and 13)

Shareholders' Equity:  (Notes 10 and 12)

Shares of Beneficial Interest - par value $1.00 per
  share:  authorized -- unlimited shares;
  issued and outstanding -- 21,885,668 shares
  at December 31, 1996 and 1995                                                                          21,886              21,886
Additional paid-in capital                                                                               31,396              31,396
Accumulated deficit                                                                                     (46,163)            (47,535)
                                                                                                       --------            --------
  Total Shareholders' Equity                                                                              7,119               5,747
                                                                                                       --------            --------

  Total  Liabilities and Shareholders' Equity                                                          $ 20,350            $ 21,398
                                                                                                       ========            ========

                                     See notes to consolidated financial statements.


                                           WEDGESTONE FINANCIAL AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                   FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 and 1994

                                       (Amounts in Thousands--except per share data)

                                                                                      1996               1995               1994
                                                                                    --------           --------            --------
Net sales                                                                           $ 46,286           $ 46,112            $ 34,618

Cost of sales                                                                         31,561             31,747              23,703
                                                                                    --------           --------            --------
Gross profit                                                                          14,725             14,365              10,915


Selling, general and administrative expenses (Note 4)                                 11,955             11,635               8,911
                                                                                    --------           --------            --------
Operating income                                                                       2,770              2,730               2,004


Goodwill amortization                                                                     49                106                  44
Interest expense (Note 8)                                                              1,126              1,340                 486
Other expense (Notes 3 and 7)                                                             67                697                --
                                                                                    --------           --------            --------
Income before taxes                                                                    1,528                587               1,474

Provision (benefit) for income taxes (Note 9)                                            156             (1,258)                (19)
                                                                                    --------           --------            --------

Net income                                                                          $  1,372           $  1,845            $  1,493
                                                                                    ========           ========            ========


Net income per share of beneficial interest:

   Net income                                                                       $    .06           $    .08            $    .07
                                                                                    ========           ========            ========

Weighted average number of shares outstanding:

  Shares of Beneficial Interest                                                       21,886             21,764              20,386
                                                                                    ========           ========            ========


                                           See notes to consolidated financial statements.


                                             WEDGESTONE FINANCIAL AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                     FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 and 1994

                                                    (Amounts in Thousands)



                                                                                Additional
                                                       Shares of beneficial       paid-in      Accumulated
                                                             interest             capital        deficit         Total
                                                       --------------------      --------      -------------   ----------
                                                       Shares       Amount
                                                       ------      --------
Balance at January 1, 1994                             20,386      $ 20,386      $ 33,045      ($ 50,873)        $ 2,558

Distributions to Standun                                                           (1,109)                        (1,109)

Increase in tax basis of assets (Note 9)                                              440                            440

Net income                                                                                         1,493           1,493
                                                       ------      --------      --------      ---------          -------

Balance at December 31, 1994                           20,386        20,386        32,376        (49,380)          3,382

Issuance of shares of beneficial interest to
  secure third party debt guarantee (Note 1)            1,200         1,200          (840)                           360

Issuance of shares of beneficial interest in
  exchange for acquisition services (Note 4)              200           200          (140)                            60

Issuance of shares of beneficial interest to
  pay off outstanding debt (Note 1)                       100           100                                          100

Net income                                                                                         1,845           1,845
                                                       ------      --------      --------      ---------          -------

Balance at December 31, 1995                           21,886        21,886        31,396        (47,535)          5,747

Net income                                                                                         1,372           1,372
                                                       ------      --------      --------      ---------          -------

Balance at December 31, 1996                           21,886      $ 21,886      $ 31,396      ($ 46,163)        $ 7,119
                                                       ======      ========      ========      ==========         =======



                                           See notes to consolidated financial statements.


                                           WEDGESTONE FINANCIAL AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOW

                                   FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 and 1994

                                                  (Amounts in Thousands)


                                                                                         1996              1995              1994
                                                                                        -------           -------           -------
Cash Flows from Operating Activities:
Net income                                                                              $ 1,372           $ 1,845           $ 1,493
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan losses                                                              --                --                  71
    Write-off of note receivable                                                             60               697              --
    Depreciation and amortization                                                           771             1,198               829
    Deferred income taxes                                                                   (82)           (1,300)             (681)
    Gain on disposal of assets (net)                                                       --                --                 (10)
    Loss on sale of subsidiary                                                              797              --                --


Changes in assets and liabilities:
    Accounts and other receivables                                                       (2,196)             (109)             (832)
    Inventories                                                                          (1,598)              617               (25)
    Prepaid expenses and other current assets                                              (193)             (177)              (62)
    Accounts payable                                                                      1,143               333               555
    Accrued payroll and related expenses                                                     92               211                99
    Other accrued expenses                                                                  100            (1,016)              570
    Other assets                                                                             14              (463)             (153)
    Other liabilities                                                                      --                --              (1,788)
                                                                                        -------           -------           -------
Net cash provided by operating activities                                                   280             1,836                66
                                                                                        -------           -------           -------


Cash Flows from Investing Activities:
    Proceed from sale of real estate and equipment                                          217              --                  87
    Proceeds from repayment of mortgage notes receivable                                      3                 1                51
    Acquisition costs paid                                                                 --                (401)             --
    Capital expenditures                                                                   (933)             (926)             (575)
    Investment in real estate                                                              --                (126)             (172)
                                                                                        -------           -------           -------
Net cash used in investing activities                                                      (713)           (1,452)             (609)
                                                                                        -------           -------           -------

Cash Flows from Financing Activities:
    Distributions to Standun                                                               --                --                (801)
    Repayment of term debt                                                               (1,406)             (949)             (362)
    Deferred financing fees paid                                                           --                 (85)             --
    Borrowings on long-term debt                                                           --                 635               192
    Net borrowings on revolving debt                                                      1,818               201             1,666
                                                                                        -------           -------           -------
Net cash provided by (used in) financing activities                                         412              (198)              695
                                                                                        -------           -------           -------

Net Increase (Decrease) in Cash                                                             (21)              186               152

Cash at Beginning of Period                                                                 365               179                27
                                                                                        -------           -------           -------

Cash at End of Period                                                                   $   344           $   365           $   179
                                                                                        =======           =======           =======




                                           See notes to consolidated financial statements.

                      WEDGESTONE FINANCIAL AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Years Ended December 31, 1996, 1995 and 1994


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

         Although its primary focus has shifted toward its Automotive Products business segment, Wedgestone's Real Estate and Lending business segment has continued since emerging from bankruptcy in 1992. Wedgestone owns three properties that were acquired by foreclosure. The aggregate value, net of reserves, is approximately $1,086,000 as of December 31, 1996 (See Note 7: Real Estate and Lending). Wedgestone has outstanding loans on one property of approximately $81,000 as of December 31, 1996.

         Acquisitions   -  Since  May  1992,   Wedgestone   has  acquired  three
manufacturing operations. On June 15, 1992, Wedgestone acquired St. James Automotive Corp. ("St. James") in exchange for 6,795,220 shares of beneficial interest of Wedgestone and accounted for this acquisition as a purchase. On November 18, 1994, Wedgestone acquired the Automotive Segment of Standun, Inc. ("Standun"), which consisted of the Fey Automotive Products Division ("Fey") and Sigma Plating Co., Inc. ("Sigma") in exchange for 6,795,223 shares of beneficial interest of Wedgestone and the assumption of approximately $1,104,000 of outstanding debt due to a related party of Wedgestone, and certain other liabilities. The shareholders of Standun owned, directly or indirectly, approximately 48% of Wedgestone prior to the acquisition and, as a result, this acquisition was accounted for as a "put-together" which is similar to the pooling of interest method of accounting. As a result of the acquisition,
Standun owned 31% of the outstanding shares of beneficial interest of Wedgestone. On January 9, 1995, Wedgestone acquired substantially all of the assets of Hercules Bumpers, Inc. ("Hercules"). The purchase price for the assets acquired was the assumption of certain debt and other liabilities approximating $5.1 million. In addition, certain debt was guaranteed jointly and severally by Charles W. Brady ("Brady"), the former principal shareholder of Hercules, and Chattahoochee Leasing Corporation ("CLC"), a corporation controlled by Brady. In exchange for this guarantee, Brady received a promissory note in the amount of $300,000 and 1,200,000 shares of beneficial interest of Wedgestone. In consideration for an agreement to pay a liability of Hercules, CLC received a promissory note for $100,000 which was secured by 100,000 shares of beneficial interest of Wedgestone. In June, 1995, the Company exercised its right under the CLC Agreement and acquired the note by issuing these shares to CLC. (See Note 3
- Sale of Subsidiary.)

         The following supplemental pro forma information has been prepared as though the acquisition of Hercules had occurred at January 1, 1994: (In Thousands)

                                                              Year ended
                                                           December 31, 1994
                                                           -----------------
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

Goodwill - The Company reviews the recoverability of goodwill to determine if there has been any permanent impairment. This assessment is performed based on the estimated undiscounted future cash flows (excluding interest charges) from operating activities compared with the carrying value of goodwill. If the undiscounted future cash flows are less than the carrying value, a write-down would be recorded, measured by the amount of the difference. Accumulated amortization was $132,000 and $106,000 at December 31, 1996 and 1995, respectively. Goodwill is amortized over a period of seven years.

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

Real Estate Acquired by Foreclosure - Real estate acquired by foreclosure was initially recorded at the lower of cost or estimated net realizable value. Estimated net realizable value is generally the estimated selling price which the property will bring if placed on the open market allowing a reasonable time to find a willing buyer.

Income/Loss Per Share of Beneficial Interest - Income/loss per share of beneficial interest is calculated based on weighted average outstanding shares.

Accounting Pronouncements - During 1996 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Among other provisions, the statement changed current accounting practices for the evaluation of impairment of long-lived assets. The adoption did not have a material effect on the Company's financial statements.

During 1996 the Company also adopted SFAS No. 123,  Accounting  for  Stock-Based
Compensation. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.


NOTE 3.  Sale of Subsidiary

         On March 5, 1996, Hercules closed its manufacturing plant in Pelham, Georgia. The market for the bumpers produced in the Pelham facility significantly changed during 1995. Historically, a significant percentage of Hercules business was for sales to dealers of domestic original equipment manufacturers. A new program implemented by one of these manufacturers in late 1994 made it extremely difficult for Hercules to remain competitive in this market segment. Hercules incurred a net loss of $125,000 in 1995 and continued to incur losses in 1996 through the date of sale totaling $966,000. As a result, management determined that closing the Pelham facility was appropriate.

         On April 18, 1996, the Board of Directors authorized and completed the sale of the Company's stock ownership in Hercules to MBC Corporation for $1.00 and the assumption of certain debt and other liabilities approximating $4.5 million, pursuant to a Stock Purchase Agreement. Included in other expense is a loss on the sale of Hercules totaling $ 7,000.



NOTE 4.    Related Parties

         St. James has a five year consulting agreement with PSG Associates, an affiliate of the former owners of St. James (who are also affiliated with Wedgestone), to provide advisory services to St. James with respect to its operations, expansion and financing activities at a minimum rate of $125,000 per year plus reimbursement of expenses. St. James paid $125,000 to PSG Associates for each of the years ended December 31, 1996, 1995 and 1994, respectively.

         In connection with the acquisition of the Automotive Segment of Standun Inc., Resource Holdings Associates and PFG Corp. ("PFG"), both of which are controlled by certain Wedgestone shareholders, received a fee of $225,000, in February 1995.

         In connection with the 1995 acquisition of Hercules, Resource Holdings Associates and PFG received a fee of $220,000 consisting of $160,000 and 200,000 shares of beneficial interest of Wedgestone at a valuation price of $.30 per share.

         On January 25, 1995, Hercules entered into a five year agreement with PFG and Wedgestone Partners, an affiliate of the aforementioned shareholders, to provide advisory services to Hercules with respect to its operations, expansion and financing activities at an aggregate amount of $175,000. Hercules paid $175,000 for the year ended December 31, 1995, and $44,000 of this fee through April 18, 1996. This agreement was terminated in connected with the sale of the Company's stock ownership in Hercules.

         On January 12, 1993, as amended, Wedgestone entered into a credit facility with Rockaway 605 Corp. ("Rockaway") pursuant to which Wedgestone was permitted to borrow up to a maximum of $300,000 with additional over advances available at the discretion of the lender to fund Wedgestone's working capital needs and those of its subsidiaries. As a requirement of the financing to purchase the Automotive Segment, Wedgestone paid Rockaway $25,000 to release its lien on the stock of St. James and certain of Wedgestone's real estate. Wedgestone also agreed to issue Rockaway transferable warrants to purchase 225,000 shares of beneficial interest of Wedgestone at $.25 per share if the loan was not paid by March 31, 1995. These warrants remain outstanding. The Rockaway Loan was secured by a pledge of all of the stock of Wedgestone's direct subsidiaries and notes receivable. Rockaway is a real estate holding company which is controlled by the former shareholders of St. James. The loan was repaid in November, 1996.

         Effective January 1, 1996, Fey Automotive Products, Inc. entered into a four-year agreement with PFG and Resource Holdings Associates to provide advisory services to Fey with respect to its operations, expansion and financing activities at an aggregate amount of $180,000 per annum.


NOTE 5.  Inventories

         Inventories consist of the following:  (In Thousands)

                                                      December 31,
                                               1996                  1995

                     Finished goods           $2,474               $1,984
                     Work in progress          1,239                1,137
                     Raw materials             1,025                1,370
                                              ------               ------
                                               4,738                4,491
                     Less allowances            (119)                (368)
                                              ------               ------
                                              $4,619               $4,123
                                              ======               ======

NOTE 6.  Property, Plant and Equipment

         The components of property, plant and equipment are as follows:
(In Thousands)

                                                               December 31,
                                                           1996           1995
                                                          ------        ------
      Buildings and leasehold improvements                $1,229        $2,331
      Land                                                   500           556
      Machinery and equipment                              8,440         8,305
      Furniture and fixtures                               1,324         1,213
                                                          ------        ------
                                                          11,493        12,405
      Accumulated depreciation and amortization           (8,256)       (7,711)
                                                          ------        ------
      Net property, plant and equipment                   $3,237        $4,694
                                                          =======       ======

NOTE 7.    Real Estate and Lending

         On January 30, 1997, the Company entered into an agreement to sell its 21 acres of land known as the Queens property for $1,375,000. Of this amount, $137,500 was tendered upon signing of the agreement and the balance, $1,237,500, was received upon closing on February 27, 1997. The book value of this property as of December 31, 1996 was $914,800. The Company will recognize a gain of approximately $425,000 on this transaction.

         On August 24, 1992, Wedgestone entered into a secured loan agreement (the "Loan") with Genesis Plastics, Inc. ("Genesis"). The Loan, as amended provided for borrowings of up to $2,000,000 with over advances at the discretion of the lender. As of December 31, 1992, the former shareholders of St. James indirectly agreed to purchase a pro rata participation in the Loan in excess of $800,000. As of December 31, 1994, $1,619,000 had been advanced to Genesis under the participation agreement. Genesis, had previously filed for protection under Chapter 11 of the United States Bankruptcy Code on August 24, 1994 and had been unsuccessful in its efforts to secure a buyer for its Charleroi, Pennsylvania recycling facility. Wedgestone held a senior security interest in the inventory, receivables and certain equipment of Genesis. On November 29, 1995, in accordance with its rights under the loan agreement with Genesis, Wedgestone consented to the liquidation of the Genesis' inventory and equipment through a public auction. As a result of this action, Wedgestone recorded a loss relating to this loan of $756,900 of which $697,000 was recognized in 1995.

         The balance in notes receivable is as follows:  (In Thousands)

                                                        December 31,
                                                  1996                1995
                                                --------            -------
                     Sebago Lake Note           $    81             $    84
                                                ========            =======


         The balance of real estate acquired by foreclosure is as follows:
(In Thousands)

                                                        December 31,
                                                  1996                 1995
                                                 ------               ------
                     Gross investment             7,644               $7,649
                     Write down                  (6,558)              (6,558)
                                                 ------               ------
                     Net                         $1,086               $1,091
                                                 =======              ======


         NOTE 8.    Revolving Credit Line and Long-term Debt

         Revolving credit lines and long-term debt consist of the following:
(In Thousands)


                                                                                            December 31,
                                                                                          1996        1995
                                                                                        --------    --------
                       Revolving credit line with The CIT Group/Credit Finance,
                          interest at prime plus 2.5% (11% at December 31, 1996)        $  5,394    $  3,576

                       Revolving credit line with NationsBank of Georgia
                          interest at prime,  payable January, 2000                         --      $  3,662

                       Term loan with The CIT Group/Credit Finance, interest
                          at prime plus 2.5% (11% at December 31, 1996)                      696         935

                       Term loan with The CIT Group/Credit Finance, interest
                          at prime plus 2.5% (11% at December 31, 1996)                      351         459

                       Notes payable to Fifth  Avenue  Partners,  interest  at 9%, payable in monthly installments of $22,917 through
                          December 31, 1999                                                  721         921

                       Notes payable to Rockaway 605 Corp.
                          interest at 15%, payable July 1996 (See Note 4)                   --           729

                       Notes payable to Charles Brady, interest at 8%
                          payable in four equal installments starting in January 1997       --           300



                       Notes payable to C.E. Westin, 0% interest rate, currently due
                          and payable                                                       --            70

                       Other                                                                  59         100
                                                                                        --------    --------




                                 Total                                                     7,221      10,752

                       Less current portion of long-term debt                             (1,952)     (2,305)
                                                                                        --------    --------

                       Total long-term debt                                             $  5,269    $  8,447
                                                                                        ========    ========


         The contractual payments of principal on long-term debt are due as follows: $1,952,000 in 1997, $563,000 in 1998, $587,000 in 1999, $115,000 in
2000, and $4,004,000 in 2001.

         On November 18, 1994, in connection with the acquisition of the Automotive Segment, Wedgestone, through its wholly owned subsidiaries Fey Automotive Products, Inc., Sigma Plating Co., Inc. and St. James Automotive Corp., entered into a three-year, $7.5 million credit facility, which provides for a revolving credit line and term loan with CIT/Credit Finance ("CIT"), and which is collateralized by substantially all of the assets of these subsidiaries. There was a facility fee of 1% of the maximum credit line associated with procurement of the loan. On March 18, 1997, the Company amended and restated the agreement with CIT to a five year $10 million credit facility providing a revolving credit line and term loan under terms substantially similar to the original agreement. The amended and restated agreement provides for borrowings based on a percentage of inventory and receivables and includes an equipment term loan, at the lender's prime rate plus 1.375% (9.875% at December 31, 1996 and 1995).

         The agreement contains certain covenants which require maintenance of minimum working capital and equity levels. There is a minimum borrowing required of $4,000,000 under the agreement.

         Wedgestone assumed a note associated with the termination of Standun's management agreement with Fifth Avenue Partners, a related party of Wedgestone, in the amount of $1,104,000 in conjunction with the acquisition of the Automotive Segment (See Note 1).



NOTE 9.    Income Taxes


         Wedgestone previously operated as a real estate investment trust ("REIT") under certain sections of the Internal Revenue Code. Wedgestone lost its REIT status when it emerged from bankruptcy in August 1992, and as such, income is taxed at the Wedgestone level. Wedgestone currently has a net operating loss carry forward of approximately $40,200,000 for federal Income tax purposes. These losses expire in various years from 2004 to 2008.

         The Automotive Segment filed a consolidated income tax return with Standun for the year ended December 31, 1993 and for the period January 1, 1994 through date of acquisition, November 18, 1994. Income tax expense of $385,700 and $211,400 for the years ended December 31, 1994 and 1993 respectively, represent income taxes on the Automotive Segment's taxable income had it filed on a separate return basis. Had the acquisition taken place at the beginning of each of these years, these taxes would have been absorbed by Wedgestone's net operating loss. For the year ended December 31, 1996 and 1995, $134,000 and $42,000, respectively, represent state income taxes currently due and payable in the states in which the subsidiaries do not file consolidated returns with Wedgestone.

         In connection with the acquisition of the Automotive Segment, a tax benefit of $440,000 which was attributable to the increase in tax basis of the Automotive Segment's assets was allocated to additional paid-in capital.



         The provision for income taxes consists of the following components:
                                                                             1996                 1995                  1994
                                                                           -------               -------               -------

                 Current                                                   $   238               $    42               $   662

                 Deferred                                                      484                   168                    76
                 Change in valuation allowance                                (566)               (1,468)                 (757)
                                                                           -------               -------               -------

                                                                           $   156               ($1,258)              ($   19)
                                                                           =======               =======               =======


                  Deferred income tax assets were comprised of the following:

                                                                                                   1996                 1995
                                                                                                 --------             --------
                  Net operating loss carry forward                                               $ 13,673             $ 14,627
                  Accruals/Reserves                                                                 1,065                  476
                  Depreciation                                                                        320                  340
                  Basis difference on automotive segment assets acquired                              440                  440
                  Basis difference in real estate                                                     443                  542
                                                                                                 --------             --------
                  Total deferred tax assets                                                        15,941               16,425
                  Less valuation allowance                                                        (13,269)             (13,835)
                                                                                                 --------             --------
                  Net deferred tax assets                                                           2,672                2,590

                  Less current deferred tax assets                                                   (476)                (476)
                                                                                                 --------             --------

                  Noncurrent deferred tax assets                                                 $  2,196             $  2,114
                                                                                                 ========             ========


          The following is a reconciliation between the income taxes computed at the Federal statutory rate and the provision for income taxes:

                                                                           1996                  1995                  1994
                                                                          ------               -------                -----
                  Income taxes computed at the
                      Federal statutory rate                               34.00%                34.00%               34.00%
                  State income taxes, net of
                      Federal benefit                                      11.03%                 6.00%                6.00%
                  Other                                                     3.91%                 4.12%              (10.06%)
                  Change in valuation allowance                           (38.73%)             (215.19%)              51.34%
                                                                          ------               -------                -----
                                                                           10.21%              (214.31%)              (1.28%)
                                                                          ======               =======                =====


NOTE 10.    Special Income Shares

          Prior to 1990, in connection with Wedgestone's acquisition of all of the net assets of Wedgestone Participation Mortgage Trust ("WPMT"), Wedgestone issued 593,676 shares of beneficial interest and 565,406 Special Income Shares. The Special Income Shares evidenced a share of all income which was earned from the contingent-appreciation and grossrental-increase portions of the mortgage loans acquired from WPMT, of which none remained at December 31, 1995 and were not entitled to share in any other Wedgestone income or assets. There were no accrued earnings associated with special income shares for 1995, 1994 or 1993.

         On May 25, 1995, the United States Bankruptcy Court for the District of Massachusetts issued an order establishing rights and obligations with respect to the then one remaining outstanding loan under which income rights had been granted to certain Special Income Shareholders. The order released Wedgestone from all obligations regarding the loan and authorized the Company to transfer all loan documents to the Federal Deposit Insurance Corporation. In connection with this order, Wedgestone was directed to cancel the Special Income Shares subject to certain future distribution rights. The balance sheet and income statement presentation reflect this cancellation. (See Note 13.)


NOTE 11.    Commitments and Contingencies

         Wedgestone is obligated under various cancelable and non cancelable operating leases for manufacturing facilities, machinery and equipment. These leases expire annually through August 31, 2002. Future minimum annual lease commitments are as follows:

                  1997                                      $   817,500
                  1998                                          831,800
                  1999                                          629,800
                  2000                                          611,800
                  2001                                          525,800
                  Thereafter                                    262,300
                                                             ----------
                  Total minimum lease payments               $3,679,000
                                                             ==========

         Total net rental expense under the terms of various building and equipment leases was $904,000, $980,000 and $1,069,000 for the years ended December 31, 1996, 1995 and 1994, respectively. There is a purchase option in the St. James manufacturing facility lease in the amount of $500,000, subject to certain offsets, exercisable at any time upon repayment of the mortgages which expire concurrently with the sub-lease on October 31, 1998.


Note 12.    Stock Option and Profit Sharing Plans

         During 1996, Wedgestone created the Wedgestone Financial 1996 Stock Option Plan (the "Option Plan"). The Plan carries an effective date of December 31, 1996 and is subject to shareholder ratification. Officers, other key employees and significant non-employees who are responsible for or contribute to the management, growth and/or profitability of the business of Wedgestone are eligible to be granted stock options under the Option Plan. The Option Plan replaces and supersedes a former stock option plan established in 1995.

         The optionees under the Option Plan will be selected from time to time by the Committee (a group of individuals appointed by the Trustees). The stock options granted under the Option Plan may be of two types: (i) Incentive Stock Options and (ii) Non-Qualified Stock Options. The option price per share of stock under a stock option will be determined by the Committee at the time of grant. The option price with respect to an incentive stock option shall not be less than 100% of the fair market value of the Wedgestone stock on the date of the option grant. The option price with respect to a non-qualified stock option shall not be less than 85% of the fair market value of the stock on the date of the option grant. The stock options can be exercised at such times as determined by the Committee. The stock which is acquired through the exercise of the stock option, is required to be held for investment and not for resale or other distribution. Wedgestone has reserved 1,000,000 shares of its stock to be used for the Option Plan. As of December 31, 1996, 995,000 options were granted, were immediately exercisable. None were exercised.

Changes in the number of shares subject to options during the year ended December 31, 1996, are summarized as follows:

                                                         1996
                                                        -------
                   Outstanding at beginning of year        --

                   Options granted at $ .31 share       995,000
                   Options exercised                       --
                   Options canceled or expired             --
                                                        -------
                   Outstanding at end of year           995,000
                                                        =======

              Two outside directors were each granted 15,000 warrants to acquire shares of beneficial interest in Wedgestone at an exercise price of $.25 per warrant share. The warrants may be exercised at any time from the date of grant until October 31, 1997. The warrants or the warrant shares may not be disposed of or encumbered, except in accordance with certain provisions of the Securities Act of 1933. As of December 31, 1996, none of the warrants were exercised.


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

              The contributions to Wedgestone's Retirement Plan were $20,700 and $8,300 for the years ended December 31, 1996 and 1995, respectively.

NOTE 13.    Litigation

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

Other

              An appeal was filed against the Company on May 25, 1995, by a holder of the Company's formerly issued Special Income Shares (the "Income Shares"). The Income Shares were designated to receive a distribution of any excess "profit or appreciation" realized by the Company on certain specific mortgages and notes receivable. The one remaining outstanding loan under which income rights had been granted related to a loan the Company participated in with a bank. This bank subsequently was liquidated and the FDIC assumed control. The FDIC approached the Company to seek approval to foreclose on the note since it was in default. Since the Company was involved in a bankruptcy proceeding, the Company sought bankruptcy court approval to proceed on the foreclosure action. In the motion seeking such approval was a request that (i) the FDIC remit to the Company any excess proceeds from the note, (ii) the Company cancel the Special Income Shares since this note was the sole remaining loan and (iii) the Company pay any funds, net of costs and fees collected from the FDIC to the holders of Income Shares as a liquidating distribution. This motion was approved by the bankruptcy court and the appeal was instituted. The appeal remains pending.

              A complaint was filed against Fey, a wholly owned subsidiary of Wedgestone Automotive Corp ("WAC"), on September 10, 1996, in the Superior Court of Mitchell County in the state of Georgia, by Mitchell Real Estate Partnership,
C. Ray Council, Hal A. Council, Max R. Council, Rex A. Council, June Council Hunter and Gay Council Moring (collectively, "Mitchell").

              In its complaint, Mitchell asserts breach of contract and fraud claims against the defendants resulting from a Marketing Agreement between Mitchell, Fey and HAP for marketing consulting services relating to Hercules products, alleging, among other things, that Fey has impeded Mitchell's ability to earn commissions under the Marketing Agreement. Mitchell seeks monetary damages in excess of $4 million.

              Fey and the other defendants have removed the case to the United States District Court for the Middle District of Georgia. Fey and the other defendants have filed a motion to dismiss the case. Fey has agreed to extend the period for filing a responsive pleading pending the resolution of the procedural issues. Additional named defendants are John C. Shaw, chairman and trustee of the Company, Jeffrey S. Goldstein, a trustee and the President of the Company, James J. Pinto, the President of PFG Corporation, which holds in excess of 5% of the Company's shares, and David L. Sharp, the Chief Executive Officer of WAC.

              This litigation is in the initial stages no discovery has taken place. Fey and the other defendants believe Mitchell's claims are without merit and intend to vigorously contest the Mitchell complaint and pursue counter claims and affirmative defenses. As previously reported in its Form 10-Q for the period ended June 30, 1996, the Company has taken a reserve for costs arising from or relating to the closure of the Hercules facility. Management is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.

NOTE 14.    Segment Information

              Wedgestone   principally   operates  in  two  business   segments:
Automotive products and real estate and lending. The Automotive Segment manufactures aftermarket automotive accessories which are sold and distributed throughout the United States. The real estate activities include the sale of properties previously acquired by foreclosure.

Financial Data By Business Segment: (In Thousands)

                                                                                       For the Years Ended December 31,
                                                                            1996                  1995                 1994
                                                                          --------              --------              --------
     Revenue:

     Automotive Products                                                  $ 46,286              $ 46,112              $ 34,618
                                                                          ========              ========              ========

     Income:


     Automotive Products                                                  $  2,944              $  3,259              $  2,367
     Real Estate and Lending                                                  (174)                 (529)                 (363)
                                                                          --------              --------              --------

        Total Operating Income                                               2,770                 2,730                 2,004

     Other Expenses including Taxes                                         (1,398)                 (885)                 (511)
                                                                          --------              --------              --------

     Net Income (Loss)                                                    $  1,372              $  1,845              $  1,493
                                                                          ========              ========              ========

     Identifiable Assets:

     Automotive Products                                                  $ 16,221              $ 17,228              $ 11,087
     Real Estate and Lending                                                 1,167                 1,375                 1,880
                                                                          --------              --------              --------
     Total Identifiable Assets                                              17,388                18,603                12,967

     Corporate Assets                                                        2,962                 2,795                 1,424
                                                                          --------              --------              --------

     Total Consolidated Assets                                            $ 20,350              $ 21,398              $ 14,391
                                                                          ========              ========              ========


     Capital Expenditures:

     Automotive Products                                                  $    933              $    926              $    575
                                                                          ========              ========              ========

     Depreciation:

     Automotive Products                                                  $    771              $  1,092              $    785
                                                                          ========              ========              ========



NOTE 16.    Supplemental Cash Flow Information

         Cash paid during the year for:

                                                                                           (In Thousands)
                                                                          1996                    1995                    1994
                                                                          ----                    ----                    ----
     Interest                                                            $1,126                  $1,334                  $  561
     Income Taxes                                                        $  278                  $  287                  $  567


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

         On January 9, 1995 Wedgestone acquired substantially all of the assets of Hercules Bumpers, Inc. ("Hercules") which manufactures and distributes rear bumpers for both domestic and foreign light duty trucks. The purchase price for the assets acquired was the assumption of certain debt and other liabilities approximating $5.1 million. In addition, certain debt is being guaranteed jointly and severally by Charles W. Brady ("Brady"), the principal shareholder of Hercules, and Chattahoochee Leasing Corporation ("CLC"), a corporation controlled by Brady. In exchange for this guarantee, Brady received a promissory note in the amount of $300,000 and 1,200,000 shares of beneficial interest of Wedgestone. In consideration for an agreement to pay a liability of Hercules, CLC received a promissory note for $100,000 which was secured by 100,000 shares of beneficial interest of Wedgestone. In June 1995, the Company exercised its right under the CLC Agreement and acquired the note by issuing these shares to CLC. See Sale of Subsidiary (Note 3).

         In connection with the Hercules acquisition, Resource Holdings Associates and PFG received a fee of $220,000 consisting of $160,000 and 200,000 shares of beneficial interest of Wedgestone at a valuation price of $.30 per share.

         In connection with the January 9, 1995 acquisition of Hercules, Wedgestone assumed liabilities to acquire assets as follows:

                 Accrued expenses                                     $1,094,201
                 Revolver and other debt                               3,957,024
                                                                     -----------
                 Total liabilities assumed                            $5,051,225
                                                                      ==========

                 Receivables, inventories and other assets            $2,990,855
                 Property, Plant and Equipment                         2,060,370
                                                                      ----------
                 Total assets acquired                                $5,051,225
                                                                      ==========

         In connection with the April 18, 1996 sale of Hercules, $5,088,000 of assets were sold and liabilities of $4,793,000 were assumed.

                                    PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 10.    Trustees and Executive Officers of the Registrant

         The following table sets forth certain information concerning the trustees, executive officers and other management personnel of Wedgestone and its subsidiaries as of March 28, 1997:

              Name                             Age            Position
              ----                             ---            --------
              Jeffrey S. Goldstein              51            Trustee, President, Treasurer and Secretary -  Wedgestone Financial
              John C. Shaw                      43            Trustee - Wedgestone Financial
              Jeffrey A. Oberg                  42            Trustee - Wedgestone Financial
              John J. Doran                     47            Trustee - Wedgestone Financial
              David L. Sharp                    45            Chief Executive Officer - Wedgestone Automotive Corp
              Eric H. Lee                       42            Chief Financial Officer, Treasurer / Secretary - Wedgestone Automotive
                                                              Corp

         Jeffrey S. Goldstein has served as President of Wedgestone since October 1, 1992, and has served as a Trustee since June 16, 1992. Additionally, Mr. Goldstein has served as President of Rockaway 605 Corp. since 1989 and MBC Corp. as of 1996. Mr. Goldstein joined Rockaway 605 Corp. for the purpose of reorganizing Rockaway and he joined MBC for the purpose of assisting in its liquidation of Hercules, formally owned by Wedgestone. Mr. Goldstein also performs consulting services for Air Wisconsin Airlines Corp. From 1985 to 1989, Mr. Goldstein served as Executive Vice President and Treasurer of Kane Industries. From 1979 to 1985, Mr. Goldstein served as Vice President and Treasurer of Arkay Packaging Corp.

         John C. Shaw has served as a Trustee since November, 1992. Mr. Shaw has served as a Managing Director of Resource Holdings Ltd., a New York based private merchant banking firm, since 1983. Mr. Shaw is a member of the Board of Directors of National Capital Management Corp., a publicly traded corporation with specialty finance, real estate and industrial operations.

         Jeffrey A. Oberg has served as a Trustee since October 1994. Mr. Oberg has served as a Managing Director of KPMG Peat Marwick since August 1995. Mr. Oberg previously served as Senior Vice President Finance and Corporate Development at United States Banknote Corporation from January 1994 through July 1995, and as Vice President Finance and Corporate Development from February 1991 through December 1993. Prior to February 1991, Mr. Oberg served as Vice President in the Investment Banking Division at The First Boston Corporation.

         John J. Doran has served as a Trustee since October 1994. For the past ten years, Mr. Doran served as President of Citizens Medical Corporation and as a consultant to Medco Containment Services, Inc. Mr. Doran is a member of the Board of Directors of Sandwich CoOp. Bank, a publicly traded company.

         David L. Sharp has served as Chief Executive Officer of Wedgestone Automotive Corp since the acquisition of the Automotive Segment from Standun on November 18, 1994. Mr. Sharp has been with the Standun companies since 1979, where he has served in various positions with Standun's subsidiaries and divisions. From 1989 until the acquisition, Mr. Sharp served as President of Standun and the Fey Automotive Products Division.

         Eric H. Lee has served as Chief Financial Officer, Treasurer and Secretary of Wedgestone Automotive Corp since the acquisition of the Automotive Segment from Standun on November 18, 1994. From January 1994 until the acquisition, Mr. Lee served as Chief Financial Officer of Standun and as Controller of the Fey Automotive Products division from February 23, 1993 until January 1994. Prior to Mr. Lee's employment at Standun, he occupied various management positions within the electronics industry, and from 1991 to 1993 served as President and Chief Operating Officer of Synthane Taylor, a subsidiary of Alco Industries.

         Mr. Shaw, as Chairman, and Mr. Goldstein, as the sole officer of Wedgestone, serve at the pleasure of the Board of Trustees and each of the Trustees serve until their successors are elected and qualified at the next annual meeting of Wedgestone's shareholders.

         Wedgestone's  Audit Committee is comprised of John J. Doran and Jeffrey
A. Oberg. Wedgestone's Compensation Committee is comprised of John J. Doran, Jeffrey A. Oberg and John C. Shaw. Wedgestone's Executive Committee, is comprised of John C. Shaw and Jeffrey S. Goldstein. These individuals will hold their respective positions until the appointment of their respective successors.

         All trustees are reimbursed for their reasonable out-of-pocket expenses incurred in connection with attendance at Board meetings. Wedgestone compensates its trustees who are not officers of the Company at a rate of $2,000 per quarter and $200 per meeting. There are no family relationships among any of the executive officers or trustees of Wedgestone.

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

         The following tabulation gives information with respect to remuneration paid to each of the three highest paid executive  officers of Wedgestone and its subsidiaries for the years 1996, 1995, and 1994.
                                                        SUMMARY COMPENSATION
                                                                                                                  Long-Term
                                                                          Annual Compensation (1)               Compensation
                                                                  ------------------------------------------    -------------
                                                   Year           Salary             Bonus         Benefits         Options
                                                   ----           -------           ------         --------         -------
Jeffrey S. Goldstein, President                    1996          $175,000      $       -0-      $       -0-          85,000
 Wedgestone Financial                              1995           160,200              -0-              -0-             -0-
                                                   1994           120,000              -0-              -0-             -0-


David L. Sharp, Chief Executive Officer            1996           126,200           25,000            6,000         251,500
  Wedgestone Automotive Corp                       1995           114,750           34,000            8,712             -0-
                                                   1994           110,000           48,000           12,673             -0-

Eric H. Lee, Chief Financial Officer               1996             99,100          25,000            6,000         160,000
 Wedgestone Automotive Corp                        1995             95,000          26,000            8,678             -0-
                                                   1994            88,000           34,000            9,775             -0-


-----------------------------------------------------

(1) Mr. Goldstein was first employed by Wedgestone on October 1, 1992, when he was elected President. Messrs. Sharp, and Lee were hired as executive officers of Wedgestone Automotive Corp upon Wedgestone's acquisition of the Automotive Segment from Standun on November 18, 1994. Their salaries above represent the annual compensation received as employees of Wedgestone and Standun.


                 The following table shows, for those individuals named in the Summary Compensation table, information concerning stock options granted during the year ended December 31, 1996.

                                                        Option Grants in 1995

                                  Options      % of Total        Exercise  Expiration Potential Realizable Value(2)
                                 Granted(1)    Granted in 1996   Price      Date(1)            5%         10%
                                 ----------    ---------------   -----      -------            --         ---
Jeffrey S. Goldstein               85,000          8.5%          $.31        9/22/99        $25,500     $31,450

David L. Sharp                    251,500         25.2%           .31        9/22/99         75,450      93,055

Eric H. Lee                       160,000         16.1%           .31        9/22/99         48,000      59,200

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

No executive officer exercised options during 1996. The following table sets forth, for each of the executive officers named in the Summary Compensation
Table, the year-end value of unexercised options.

                                                 Aggregated Option Exercises in 1996
                                                     and Year-End Option Values

                                                 Number of                              Value of Unexercised
                                            Unexercised Options                         In-The-Money Options
                                                At Year-End                                  At-Year-End
                                            -------------------                         ---------------------
                                     Exercisable        Unexercisable              Exercisable        Unexercisable
                                     -----------        -------------              -----------        -------------
Jeffrey S. Goldstein                   85,000               -0-                        $0                 $0

David L. Sharp                        251,500               -0-                         0                  0

Eric H. Lee                           160,000               -0-                         0                  0

Compensation Committee Interlocks and Insider Participation

         During 1996, the Compensation Committee of the Board of Trustees of the Company was comprised of John J. Doran, Jeffrey A. Oberg and John C. Shaw. None of the members of the Compensation Committee has ever been an employee or officer of the Company or any of its subsidiaries, with the exception of Mr. Shaw who is the Chairman of the Board but does not receive compensation for acting in such capacity. Mr. Shaw, however, is a significant equity holder in PSG Associates and Resource Holdings Associates, each of which respectively provide financial and advisory services to St. James and Fey, subsidiaries of the Company. In 1996, the Company paid PSG Associates $125,000 in connection with such services to St. James and $14,600 and $28,000 to PFG Corp and Wedgestone Partners, respectively, for such services to Hercules. The Company will pay PSG Associates $125,000 for financial and advisory services rendered to St. James for the current year and $60,000 and $120,000 to PFG and Resource Holdings Associates, respectively for such services rendered to Fey. Otherwise, none of the members of the Compensation Committee has any relationship requiring disclosure under any paragraph of Item 404 or in Item 402(j)(3) of Regulation S-K promulgated by the Commission.


          REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF TRUSTEES

         The following is the report of the Compensation Committee of the Company (the "Committee") on executive compensation for Fiscal 1996.

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

         The elements of the Committee's integrated compensation philosophy and the application of these philosophies during 1996 are summarized as follows:

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

         o        Stock  Options.   Options  may  be  granted  pursuant  to  the
                  Wedgestone Financial 1996 Stock Option Plan (the "Option Plan") at an exercise price equal to or greater than the fair market value of the stock on the date of the grant. The value of the options is related directly to the market price of the stock and, accordingly to the long-term performance of the Company. An aggregate of 496,500 options were granted to the Company's executive officers in 1996 under the Option Plan. The number of options granted was based on the executive's length of service and level of responsibility in the Company.

         Compensation of Chief Executive Officer. Mr. Goldstein's base compensation for 1996 was $175,000 and has been set at $175,000 for 1997. The Committee believes that Mr. Goldstein's base salary in 1996 was comparable to that of other chief executives in the industry in which the Company competes. Mr. Goldstein did not receive a bonus in 1996.

                                           John J. Doran, Chairman
                                           Jeffrey A. Oberg
                                           John C. Shaw

                                           Members of the Compensation Committee

Profit Sharing, Stock Option Plans and Warrants

         During 1996, Wedgestone created the Wedgestone Financial 1996 Stock Option Plan (the "Option Plan"). The Option Plan carries an effective date of December 31, 1996 and is subject to shareholder ratification. The total number of shares of Wedgestone stock reserved and available for distribution under the Option Plan is 1,000,000. Officers, other key employees and significant non-employees who are responsible for or contribute to the management, growth and/or profitability of the business of Wedgestone are eligible to be granted stock options under the Option Plan. The Option Plan replaces and supersedes a former stock option plan established in 1995. The optionees under the Option Plan will be selected from time to time by the Committee (a group of not less than three persons appointed by the Trustees). The stock options granted under the Option Plan may be of two types: (i) Incentive Stock Options and (ii) Non-Qualified Stock Options. The option price per share of stock under a stock option will be determined by the Committee at the time of grant. The option price with respect to an incentive stock option shall not be less than 100% of the fair market value of the Wedgestone stock on the date of the option grant. The option price with respect to a non-qualified stock option shall not be less than 85% of the fair market value of the Wedgestone stock on the date of the option grant. The stock options can be exercised at such times as determined by the Committee. The stock which is acquired through the exercise of the stock option is required to be held for investment and not for resale or other distribution. The options and the stock are non-transferable. As of March 28, 1997, 995,000 shares have been granted.

         Two outside directors, Mr. John J. Doran and Mr. Jeffrey A. Oberg, were each granted 15,000 warrants to acquire shares of beneficial interest in Wedgestone at an exercise price of $.25 per warrant share. The warrants may be exercised at any time from the date of grant until October 31, 1997. The warrants or the warrant shares may not be disposed of or encumbered, except in accordance with certain provisions of the Securities Act. As of March 28, 1997, none of the warrants have been exercised.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management

         The following table shows, as of December 31, 1996, certain information known to Wedgestone regarding security holders of Wedgestone who may be deemed to be the beneficial owners of 5% or more of each class of Wedgestone's shares.

                                                                                      Beneficial Shares
                                                                     ----------------------------------------------
                                                                     Amount and Nature of              Percent of
Name and Address of Beneficial Owners                                Beneficial Ownership                 Class
-------------------------------------                                --------------------              -----------
Stockwood LLC                                                           6,795,223                          31.0%
520 Madison Avenue, 40th Floor
New York, NY 10022

JCS Management Co., Inc.                                                8,525,756(1)                       39.0%
520 Madison Avenue, 40th Floor
New York, NY  10022

PFG Corporation                                                         1,863,865(2)                        8.5%
235 Sunrise Boulevard
Palm Beach, FL  33480

RAB Management Corp.                                                    1,730,531(3)                        7.9%
520 Madison Avenue, 40th Floor
New York, NY  10022

JMS Holdings Co., Inc.                                                  1,730,531(4)                        7.9%
520 Madison Avenue, 40th Floor
New York, NY  10022

Charles Brady                                                           1,300,000(5)                        5.9%
1315 Peachtree Street N.E. Suite 300
Atlanta, GA  30309

------------------------------------------------
(1)   Mr. John C. Shaw is the president and sole shareholder of this company.  6,795,223 of these shares are held by Stockwood LLC.
Resource Holdings Associates owns 62.5% of the stock of Stockwood LLC and Mr. Shaw is managing director of the general partner of
Resource Holdings Associates.
(2)   Mr. James J. Pinto is the president and sole shareholder of this company.  PFG owns 37.5% of Stockwood LLC.
(3)   Mr Richard A. Bartlett is the president and sole shareholder of this company.
(4)   Mr. Jerry M. Seslowe is the president and sole shareholder of this company.
(5)   Includes 100,000 shares held by Chattahoochee Leasing Corporation, an affiliate of Mr. Brady.


Security Ownership of Management

         The following table shows, as of December 31, 1996, based upon information supplied by the Trustees and officers of Wedgestone and its Subsidiaries, the amount and nature of ownership of Wedgestone shares of each Trustee of Wedgestone and of all Trustees and officers as a group.

         Amount and Nature of                                          Percent of
Name and Address of Beneficial Owners                             Beneficial Ownership                    Class
-------------------------------------                             --------------------                    ------
John C. Shaw                                                            8,525,756 (1)                      39.0%
Jeffrey A. Oberg                                                           15,000 (2)                          *
John J Doran                                                               15,000 (2)                          *
Jeffrey S. Goldstein                                                       85,000 (3)                          *
David L. Sharp                                                            251,500 (3)                       1.1%
Eric H. Lee                                                               160,000 (3)                          *

------------------------------------
* Represents less than 1%
(1) See Footnote (1) under Security Ownership of Certain Beneficial Owners.
(2) Represents a Warrant that is immediately exercisable to purchase 15,000 shares.
(3) Represents options  that are immediately exercisable to purchase shares indicated.

ITEM 13.  Certain Relationships and Related Transactions

         The Automotive Segment was purchased from Standun, which is indirectly owned and/or controlled by Resource Holdings Associates and PFG Corp. The managing directors of Resource Holdings Ltd. (The general partner of Resource Holdings Associates) and PFG Corp are former shareholders of St. James. Each of the managing directors owns directly or indirectly in excess of 5% of the outstanding shares of Wedgestone. Stockwood owns 31.0% of Wedgestone. Wedgestone assumed a note associated with the termination of Standun's management agreement with Fifth Avenue Partners, a related party of Wedgestone in the amount of $1,104,086 in conjunction with the acquisition. The note is payable monthly with interest calculated in arrears at 9% per annum over the five years ending December 31, 1999. In 1996 Wedgestone paid $ 275,000 in principal and interest on this loan.

         St. James has a Consulting Agreement with PSG Associates entered into on January 10, 1992 (prior to its acquisition by Wedgestone). Pursuant to this Agreement, PSG Associates has agreed to provide advisory services to St. James with respect to its operations, expansion and financing activities at a minimum rate of $125,000 per year plus reimbursement of expenses. Mr. Shaw, a trustee of the Company, is a significant equity holder in PSG Associates, through JCS Holdings Corp. ("JCS") as is each of PFG Corp., JMS Holdings Corp., and RAB Management Corp. (the former St. James shareholders). During 1996, 1995 and 1994, St. James paid $125,000 per year to PSG Associates under this contract. For 1997, St. James is required to pay to PSG Associates $125,000 annually, pursuant to this Agreement.

         Effective January 1, 1996, Fey Automotive Products, Inc. entered into a four-year agreement with PFG and Resource Holdings Associates to provide advisory services to Fey with respect to its operations, expansion and financing activities at an aggregate amount of $180,000. Amounts owing under this agreement have been accrued for in 1996.

         On January 12, 1993, as amended, Wedgestone entered into a secured, one year credit facility due July 1996 with Rockaway pursuant to which Wedgestone was permitted to borrow up to a maximum to $300,000 with additional over advances available at the discretion of the lender to fund Wedgestone's working capital needs and those of its subsidiaries. The contractual rate of interest on this facility was fifteen percent (15%) per annum and there was a commitment fee of $4,500, payable upon initial funding and an extension fee of $5,000 in connection with the amendment in 1994. The Rockaway Loan was secured by a pledge of substantially all of the stock of Wedgestone's subsidiaries, its personal assets and notes receivables. As of December 31, 1995, Wedgestone had borrowed $300,000 pursuant to this facility and Rockaway advanced amounts in excess of the agreement of $429,000. In 1996, the Company paid $ 717,800 in principal and interest on this credit facility. Rockaway is a real estate holding company which is controlled by former St. James shareholders. The former St. James shareholders are entitled to substantially all of the economic benefits of Rockaway. Mr. Goldstein, who is president and a trustee of Wedgestone, is the president of Rockaway. This credit facility was repaid in 1996.

                                     PART IV

Item 14.    Exhibits, Financial Statements, Schedules, and Reports on Form 10-K

         (a) Set forth below are consolidated financial statements, financial statement schedules and exhibits filed as part of this Annual Report on Form 10-K.

           1.      Consolidated Financial Statements

                   Reference is made to the index of consolidated financial statements and supplementary data on page 11.

           2.      Financial Statement Schedules

                   Schedule II, Valuation and Qualifying Accounts, Schedule III, Real Estate and Accumulated Depreciation and Schedule IV, Mortgage Loans on Real Estate appear on pages 40 through 42 hereof. All other schedules are not included because they are not applicable.

           3.      Exhibits

                   The following Exhibits are filed as part of, or incorporated by reference into this report:


           Exhibit No.
          -------------
           (2)            (i)     The  Merger  Agreement  with  St. James  Automotive Corp.  into  a  subsidiary  of  Wedgestone  as contemplated in Wedgestone's Plan of Reorganization  dated May 29, 1992 (Filed as Exhibit 2 to Form
                                 8-K filed June 15, 1992 and incorporated herein by reference).

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

                         (xi)    Amendment  dated  November 1, 1994 of Loan and Security  Agreement  dated  January 12, 1993 between
                                 Wedgestone Financial and Rockaway 605 Corp. (Filed as an exhibit to Form 10- K filed March 30, 1995 and incorporated herein by reference).

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

                         (xix)   The Wedgestone Financial 1996 Stock Option Plan effective December 31, 1996 (Filed herewith).

                         (xx)    The Management Agreement between Fey Automotive  Products,  Inc. and PFG Corp. effective January 1,
                                 1996 (Filed herewith).

                         (xxi)   The Management  Agreement between Fey Automotive  Products,  Inc. and Resource Holdings  Associates
                                 effective January 1, 1996 (Filed herewith).

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

         Note:                   Wedgestone  Financial  has seven  consolidated  wholly owned  subsidiaries  operating in the United
                                 States.  Wedgestone  College Point Corp.,  Bristol Village Inc., MWF Corp.,  and LIP Corp. own real estate  acquired  from a borrower.  See Schedule III to this report for a  description  of the real estate so acquired.  St. James Automotive  Corp.,  Wedgestone  Automotive Corp., and Fey Automotive
                                 Products,  Inc.,  manufacture  light duty truck  aftermarket  accessories.  Sigma Plating Co., Inc.
                                 operates an electroplating facility.

         (27)                    Financial Data Schedule (Filed herewith).

         (b)  Reports on Form 8-K


                             NONE



                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           WEDGESTONE FINANCIAL

Date:    March 27, 1996
                                       By: /s/   Jeffrey S. Goldstein,
                                          --------------------------------------
                                          President and Chief Accounting Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:    March 27, 1996                                By: /s/ John C. Shaw
                                                           ---------------------
                                                                 Trustee


Date:    March 27, 1996                                By:/s/ Jeffrey A. Oberg
                                                           ---------------------
                                                                  Trustee


Date:    March 27, 1996                                By:/s/ John J. Doran
                                                           ---------------------
                                                                  Trustee


Date:    March 27, 1996                                By:/s/ Jeffrey Goldstein
                                                           ---------------------
                                                                  Trustee



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

Schedule II - Valuation and Qualifying Accounts: (Amounts in Thousands)


                                                               Additions
                                                               ---------
                                          Balance        Charged      Charged                      Balance
                                       at beginning      to costs &    to other                     at end
        Description         Year       of the Year       expenses     accounts    Deductions      of the year
        -----------         ----       -------------     ----------  -----------  ---------       ------------
Allowance for
 Doubtful Accounts          1994            128             94                     (20)(1)            202
                            1995            202             21          272(6)    (239)(1)            256
                            1996            256            190         (60)(6)     (53)(1)            333



Inventory Reserve           1994            105            187          83(5)     (113)(4)            283
                                                                                    21 (3)
                            1995            283            (16)        230(6)      (22)(2)            368
                                                                                  (107)(4)

                            1996            368             24        (231)(6)     (42)(2)            119

-------------------------------------
(1)     Net Charge-off of bad debts
(2)     Write off of obsolete inventory
(3)     Sale of obsolete inventory for scrap
(4)     Physical inventory adjustment
(5)     Transfer to Warranty Accrual to bring account to zero
(5)     Assumed and subsequently disposed of in connection with the 1995 purchase and 1996 sale of Hercules.


Schedule III - Real Estate and Accumulated Depreciation:  (Amounts in Thousands)

                                                   Gross Amount at End of Period
                                                  --------------------------------
                                                              Buildings &                        Date
    Description                                 Land          Improvements     Total           Acquired
    -----------                                 ----         -------------    --------         ---------
    Land

       Connecticut                          $     27            $0            $    27           10/88
       New York                                  915             0                915            5/90


    Residential Properties

       Northeastern Massachusetts                494                              494           10/89
                                              ------         ------            ------

         Total Real Estate                    $1,086            $0             $1,086
                                              ======        ========           ======



                                               1996           1995              1994
                                              ------         ------            ------

    Balance at beginning of period             $1,091           $  965          $1,347

    Additions during the period:
       Improvements/Carrying costs                ---              126             174
                                                 ------         ------          ------

                                                  ---              126             174
                                                 ------         ------          ------

                                                 1,091           1,091           1,521


    Deductions during the period
       Sales                                                         ---           556
       Write-off of real estate held                 5
       Depreciation
       Legal Settlement
       Transferred to IRP

                                                  ---            ---               556
                                                 ------         ------          ------         ------

    Balance at end of year                       $1,086         $1,091          $  965
                                                 ======         ======          ======



    See Note 6.

Schedule IV -- Mortgage Loans on Real Estate: (Amounts in Thousands)


                                                                                                      Principal
                                                                                                      Amount of
                                  Interest      Final        Periodic       Face        Carrying    Loans Subject
                                  Rate At      Maturity       Payment     Amount of     Amount of   to Delinquent
          Property Type           12/31/96       Date          Term        Mortgages     Mortgages  Prin/Interest
------------------------------    --------     --------      --------     ----------    ----------  ----------------
MORTGAGE LOANS
Earning:
   First Mortgage Loans:
      Residential                  8.00%      June, 2011         (1)          165           81(2)          $0
                                                                           --------     --------       ------
TOTAL MORTGAGE LOANS                                                          165           81             $0
                                                                           ========     ========       ======

LONG TERM NOTES
TOTAL LONG TERM NOTES                                                         ---          ---            $0
                                                                           =========    ========       ======

--------------------------------------------
(1)   Interest due monthly, principal due monthly over 15 years starting June 1996.
(2)   A reserve of $85,000 has been applied against this loan



Changes in Mortgage Loans and Long Term Notes:
                                                                1996          1995          1994
                                                              --------      --------      ------
Balance at beginning of period                                 $   84        $735          $857
Additions during period
   New Mortgage Loans
   Increase to existing mortgage loans                                                      ---
                                                                  ---         ---           ---
                                                              --------      --------      ------
                                                                 $ 84          $735        $857

Deductions during period
   Collections of principal                                         3             1          51
   Cost of mortgages transferred to IRP
   Reserve for loan loss                                          ---           650          71
                                                              --------      --------      ------
                                                             $      3          $651         122
                                                              --------      --------      ------

Balance at end of year                                       $     81       $    84          $735
                                                             ========       =======          ====



                              WEDGESTONE FINANCIAL

                             1996 STOCK OPTION PLAN


                                                          TABLE OF CONTENTS
                                                          -----------------

                                                                                                        Page
SECTION  1.         General Purpose of Plan;
                    Definitions..........................................................................1

SECTION  2.         Administration.......................................................................2

SECTION  3.         Stock Subject to Plan................................................................3

SECTION  4.         Eligibility..........................................................................3

SECTION  5.         Stock Options........................................................................3

SECTION  6.         Amendments and Termination...........................................................7

SECTION  7.         Unfunded Status of Plan..............................................................7

SECTION  8.         General Provisions...................................................................7

SECTION  9.         Effective Date of Plan...............................................................8

SECTION 10.         Long-Term Capital Gains..............................................................8


                              WEDGESTONE FINANCIAL

                             1996 STOCK OPTION PLAN

SECTION 1.        General Purpose of Plan; Definitions.

              The name of this plan is the Wedgestone Financial 1996 Stock Option Plan (the "Plan"). The purpose of the Plan is to enable Wedgestone Financial (the "Company") to retain and attract employees and other significant non-employees who contribute to the Company's success by their ability, ingenuity and industry, and to enable such individuals to participate in the long-term success and growth of the Company by giving them a proprietary interest in the Company.

              For purposes of the Plan, the following terms shall be defined as set forth below:

       a.     "Board" means the Board of Directors of the Company.

       b. "Cause" means a felony conviction of a participant or the failure of a participant to contest prosecution for a felony, or a participant's willful misconduct or dishonesty, which is directly and materially harmful to the business or reputation of the Company.

       c.     "Code" means the Internal Revenue Code of 1986, as amended.

       d. "Committee" means the Committee referred to in Section 2 of the Plan. If at any time no Committee shall be in office, then the functions of the Committee specified in the Plan shall be exercised by the Board.

       e. "Company" means Wedgestone Financial, a business trust organized under the laws of the State of Massachusetts.

       f. "Disability" means permanent and total disability under standards established by the Committee.

       g. "Disinterested Person" shall have the meaning set forth in Rule 16b-3(d) (3) as promulgated by the Securities and Exchange
              Commission under the Securities Exchange Act of 1934, or any successor definition adopted by the Commission.

       h. "Early Retirement" means retirement, with consent of the Committee at the time of retirement, from active employment with the Company.

       i. "Fair Market Value" means the value of the Stock on a given date as determined by the Committee in accordance with the applicable Treasury Department regulations under Section 422 of the Code with respect to "incentive stock portions."

       j. "Incentive Stock Option" means any Stock Option intended to be and designated as an "Incentive Stock Option" within the meaning of
              Section 422 of the Code.

       k. "Non-Qualified Stock Option" means any Stock Option that is not an Incentive Stock Option, and is intended to be and is designated as a "Non-Qualified Stock Option."

       l. "Normal Retirement" means retirement from active employment with the Company and any Subsidiary or Parent Corporation of the Company on or after age 65.

       m.     "Retirement" means Normal Retirement or Early Retirement.

       n.     "Stock" means the Common Stock of the Company.

       o. "Stock Option" means any option to purchase shares of stock granted pursuant to Section 5 below.

SECTION 2.          Administration.

              The Plan shall be administered by the Board of Directors or by a Committee of not less than three Disinterested Persons, who shall be appointed by the Board of Directors of the Company and who shall serve at the pleasure of the Board.

              The Committee shall, to the extent delegated by the Board, have the power and authority to grant Stock Options, to eligible employees and non-employees, pursuant to the terms of the Plan.

              In particular, the Committee shall have the authority:

       (a) to select the officers, key employees of the Company and key non-employees to whom Stock Options from time to time may be granted hereunder;

       (b) to determine whether and to what extent Incentive Stock Options or Non-Qualified Stock Options or a combination of the two, are to be granted hereunder;

       (c) to determine the number of shares to be covered by each such award granted hereunder;

       (d) to determine the terms and conditions, not inconsistent with the terms of the Plan, of any award granted hereunder (including, but not limited to, any restriction on any Stock Option and/or the shares of Stock relating thereto);

       (e) to determine whether, to what extent and under what circumstances Stock and other amounts payable with respect to an award under this Plan shall be deferred either automatically or at the election of the participant.

              The Committee shall have the authority to adopt, alter and repeal such administrative rules, guidelines and practices governing the Plan as it shall, from time to time, deem advisable; to interpret the terms and provisions of the Plan and any award issued under the Plan (and any agreements relating thereto); and to otherwise supervise the administration of the Plan.

              All decisions made by the Committee pursuant to the provisions of the Plan shall be final and binding on all persons, including the Company and Plan participants.

SECTION 3.          Stock Subject to Plan.

              The total number of shares of Stock reserved and available for distribution under the Plan shall be 1,000,000. Such shares may consist, in whole or in part, of authorized and unissued shares.

              If any shares that have been optioned cease to be subject to Options, such shares shall again be available for distribution in connection with future awards under the Plan.

              In the event of any merger, reorganization, consolidation, recapitalization, stock dividend, other change in corporate structure affecting the Stock, or spin-off or other distribution of assets to shareholders, such substitution or adjustment shall be made in the aggregate number of shares reserved for issuance under the Plan, and in the number and option price of shares subject to outstanding options granted under the Plan, as may be determined to be appropriate by the Committee, in its sole discretion, provided that the number of shares subject to any award shall always be a whole number.

SECTION 4.          Eligibility.

              Officers, other key employees of the Company and other significant non-employees who are responsible for or contribute to the management, growth and/or profitability of the business of the Company are eligible to be granted Stock Options under the Plan. The optionees under the Plan shall be selected from time to time by the Committee, in its sole discretion, from among those eligible, and the Committee shall determine, in its sole discretion, the number of shares covered by each award.

SECTION 5.          Stock Options.

              Any Stock Option granted under the Plan shall be in such form as the Committee may from time to time approve.

              The Stock Options granted under the Plan may be of two types: (i) Incentive Stock Options and (ii) NonQualified Stock Options. No Incentive Stock Options shall be granted under the Plan ten (10) years from the date the Plan is adopted by the Board of Directors.

              The Committee shall have the authority to grant any optionee Incentive Stock Options, Non-Qualified Stock Options, or both types of options. To the extent that any option does not qualify as an Incentive Stock Option, it shall constitute a separate Non-Qualified Stock Option.

              Anything in the Plan to the contrary notwithstanding, no term of this Plan relating to Incentive Stock Options shall be interpreted, amended or altered, nor shall any discretion or authority granted under the Plan be so exercised, so as to disqualify either the Plan or any Incentive Stock Option under Section 422 of the Code. The preceding sentence shall not preclude any modification or amendment to an outstanding Incentive Stock Option, whether or not such modification or amendment results in disqualification of such Option as an Incentive Stock Option, provided the optionee consents in writing to the modification or amendment.

              Options granted under the Plan shall be subject to the following terms and conditions and shall contain such additional terms and conditions, not inconsistent with the terms of the Plan, as the Committee shall deem desirable.

       (a) Option Price. The option price per share of Stock purchasable under a Stock Option shall be determined by the Committee at the time of grant. In no event shall the option price per share of Stock purchasable under an Incentive Stock Option be less than 100% of the Fair Market Value of the Stock on the date of the grant of the option. In no event shall the option price per share of a Non-Qualified Stock Option be less than 85% of the Fair Market Value of the Stock on the date of the grant of the option. If an employee owns or is deemed to own (by reason of the attribution rules applicable under Section 425 (d) or the Code) more than 10% of the combined voting power of all classes of stock of the Company and an Incentive Stock Option is granted to such employee, the option price shall be no less than 110% of the Fair Market Value of the Stock on the date the option is granted. The Fair Market Value of the shares of Stock of the Company means the average of the closing prices of the sales of the Stock on any securities exchange on which the stock may at the time be listed, or the average of the representative bid and asked prices quoted in the NASDAQ Small-Cap Market. If at any time the Stock is not listed on a Securities Exchange or quoted on the NASDAQ Small-Cap Market, the Fair Market Value of the Stock shall be determined by the Committee.

       (b) Option Term. The term of each Stock Option shall be fixed by the Committee, but no Incentive Stock Option shall be exercisable more than ten (10) years after the date the option is granted. If an employee owns or is deemed to own (by reason of the attribution rules of Section 425(d) of the Code) more than 10% of the combined voting power of all classes of stock of the Company and an Incentive Stock Option is granted to such employee, the term of such option shall be no more than five (5) years from the date of grant.

       (c) Exercisability. Stock Options shall be exercisable at such time or times as determined by the Committee. If the Committee provides, in its discretion, that any option is exercisable only in installments, the Committee may waive such installment exercise provisions at any time. Notwithstanding the foregoing, unless the Stock Option Agreement provides otherwise, any Stock Option granted under this Plan shall be exercisable in full, without regard to any installment exercise provisions, for a period specified by the Company, but not to exceed sixty (60) days, prior to the occurrence of any of the following events: (i) dissolution or liquidation of the Company other than in conjunction with a bankruptcy of the Company or any similar occurrence, (ii) any merger, consolidation, acquisition, separation, reorganization, or similar occurrence, where the Company will not be the surviving entity or (iii) the transfer of substantially all of the assets of the Company or 51% or more of the outstanding Stock of the Company.

       (d)    Methods  of  Exercise.   Subject  to  any   installment   exercise
              provisions to which they are subject, Stock Options may be exercised in whole or in part at any time during the option period by giving written notice of exercise to the Company specifying the number of shares to be purchased. Such notice shall be accompanied by payment in full of the purchase price, either by certified or bank check, or by any other form of legal consideration deemed sufficient by the Committee and consistent with the Plan's purpose and applicable law, including promissory notes or a properly executed exercise notice together with irrevocable instructions to a broker acceptable to the Company to promptly deliver to the Company the amount of sale or loan proceeds to pay the exercise price. As determined by the Committee, in its sole discretion, payment in full or in part may also be made in the form of unrestricted Stock already owned by the optionee (based, on the Fair Market Value of the Stock on the date the option is exercised, as determined by the Committee), provided, however, that, in the case of an Incentive Stock Option, the right to make a payment in the form of already owned shares may be authorized only at the time the option is granted. If the terms of an option so permit, an optionee may elect to pay all or part of the option exercise price by having the Company withhold from the shares of Stock that would otherwise be issued upon exercise that number of shares of Stock having a Fair Market Value equal to the aggregate option exercise price for the shares with respect to which such election is made. No shares of Stock shall be issued until full payment therefor has been made. Unless provided otherwise in the Stock Option Agreement, an optionee shall generally have the right to dividends and other rights of a shareholder with respect to shares subject to the Stock Option when the optionee has given written notice of exercise, has paid in full for such shares, and, if requested, has given the representation described in Section 8(a).

       (e) Non-transferability of Options. No Stock Option shall be transferable by the optionee otherwise than by will or by the laws of descent and distribution, and all Stock Options shall be exercisable, during the optionee's lifetime, only by the optionee.

       (f) Termination by Death. If an optionee's employment by the Company terminates by reason of death, the Stock Option may thereafter be immediately exercised, to the extent then exercisable (or on such accelerated basis as the Committee shall determine), by the legal representative of the estate or by the legatee of the optionee under the will of the optionee, for a period of three years (or such shorter period as the Committee shall specify at grant) from the date of such death or until the expiration of the stated term of the option, whichever period is shorter.

       (g) Termination by Reason of Disability. If an optionee's employment by the Company terminates by reason of Disability, any Stock Option held by such optionee may thereafter be exercised, to the extent it was exercisable at the time of termination due to Disability (or on such accelerated basis as the Committee shall determine), but may not be exercised after three years (or such shorter period as the Committee shall specify at grant) from the date of such termination of employment by reason of Disability or the expiration of the stated term of the option, whichever period is the shorter. In the event of termination of employment by reason of Disability, if an Incentive Stock Option is exercised after the expiration of the exercise periods that apply for purposes of Section 422 of the Code, the option will thereafter be treated as a Non-Qualified Stock Option.

       (h) Termination by Reason of Retirement. If an optionee's employment by the Company terminates by reason of Retirement, any Stock Option held by such optionee may thereafter be exercised to the extent it was exercisable at the time of such Retirement (or on such accelerated basis as the Committee shall determine), but may not be exercised after three years (or such shorter period as Committee shall specify at grant) from the date of such termination of employment or the expiration of the stated term of the option, whichever period is the shorter. In the event of termination of employment by reason of Retirement, if an Incentive Stock Option is exercised after the expiration of the exercise periods that apply for purposes of Section 422 of the Code the option will thereafter be treated as a Non-Qualified Stock Option.

       (i) Other Termination. Unless otherwise determined by the Committee, if an optionee's employment by the Company terminates for any reason other than death, Disability or Retirement, the Stock Option shall thereupon terminate, except that the option may be exercised to the extent it was exercisable at such termination for the lesser of three months or the balance of the option's term if the optionee is involuntarily terminated without Cause by the Company.

       (j) Annual Limit on Incentive Stock Options. The aggregate Fair Market Value (determined as of the time the Stock Option is granted) of the common Stock with respect to which an Incentive Stock Option under this Plan or any other plan of the Company is exercisable for the first time by an optionee during any calendar year shall not exceed $100,000.

       (k) No Equity Interest. An optionee shall have no equity interest in the Company or any voting, dividend, liquidation, or dissolution rights with respect to any Stock of the Company solely by reason of having a Stock Option. Furthermore, prior to the exercise of an optionee's Stock Option, that optionee shall have no interest in, or any voting, dividend, liquidation or dissolution rights with respect to, the Common Stock relating to that Stock Option.

SECTION 6.          Amendments and Termination.

              The Board may amend, alter, or discontinue the Plan, but no amendment, alteration, or discontinuation shall be made (i) which impairs the rights of an optionee or participant under a Stock Option granted, without the optionee's consent, or (ii) which without the approval of the stockholders of the Company would cause the Plan to no longer comply with Section 422 of the Code or any other regulatory requirements.

              The Committee may amend the terms of any award or option theretofore granted, prospectively or retroactively, but, subject to Section 3 above, no such amendment shall impair the rights of any holder without his or her consent. The Committee may also substitute new Stock Options for previously granted options, including previously granted options having higher option prices.

SECTION 7.          Unfunded Status of Plan.

              The Plan is intended to constitute an "unfunded" plan for incentive compensation. With respect to any payments not yet made to a participant or optionee by the Company, nothing contained herein shall give any such participant or optionee any rights that are greater than those of a general creditor of the Company. In its sole discretion, the Committee may authorize the creation of trusts or other arrangements to meet the obligations created under the Plan to deliver Stock or payments in lieu of or with respect to awards hereunder, provided, however, that the existence of such trusts or other arrangements is consistent with the unfunded status of the Plan.

SECTION 8.          General Provisions.

       (a) The Committee may require each person purchasing shares pursuant to a Stock Option under the Plan to represent to and agree with the Company in writing that the optionee is acquiring the shares without a view to distribution thereof. The certificates for such shares may include any legend which the Committee deems appropriate to reflect any restrictions on transfer.

              All certificates for shares of Stock delivered under the Plan pursuant to any Stock Option shall be subject to such stock transfer orders and other restrictions as the Committee may deem advisable under the rules, regulations, and other requirements of the Securities and Exchange Commission, any stock exchange upon which the Stock is then listed, and any applicable Federal or state securities laws, and the Committee may cause a legend or legends to be put on any such certificates to make appropriate reference to such restrictions.

       (b) Nothing contained in this Plan shall prevent the Board from adopting other or additional compensation arrangements, subject to stockholder approval if such approval is required; and such arrangements may be either generally applicable or applicable only in specific cases. The adoption of the Plan shall not confer upon any employee of the Company any right to continued employment with the Company, as the case may be, nor shall it interfere in any way with the right of the Company to terminate the employment of any of its employees at any time.

       (c) Each participant shall, no later than the date as of which any part of the value of an award first becomes includable as compensation in the gross income of the participant for Federal income tax purposes, pay to the Company, or make arrangements satisfactory to the Committee regarding payment of, any Federal, state, or local taxes of any kind required by law to be withheld with respect to the award. The obligations of the Company under the Plan shall be conditional on such payment or arrangements and the Company shall, to the extent permitted by law, have the right to deduct any such taxes from any payment of any kind otherwise due to the participant. With respect to any award under the Plan, if the terms of such award so permit, a participant may elect by written notice to the Company to satisfy part or all of the withholding tax requirements associated with the award by (i) authorizing the Company to retain from the number of shares of Stock that would otherwise be deliverable to the participant, or
              (ii) delivering to the Company from shares of Stock already owned by the participant, that number of shares having an aggregate Fair Market Value equal to part or all of the tax payable by the participant under this Section 8(c). Any such election shall be in accordance with, and subject to, applicable tax and securities laws, regulations and rulings.

SECTION 9.          Effective Date of Plan.

              The Plan shall be effective on the date it is approved by a vote of the holders of a majority of the Stock present and entitled to vote (whether in person or by proxy) at a meeting of the Company's shareholders.

SECTION 10.         Long-Term Capital Gains.

              Incentive Stock Options granted pursuant to this Plan are intended to qualify for long-term capital gains treatment available, under the provisions of Sections 421(a) and 422 of the Code. As of January 1, 1994, eligibility for such tax treatment required that no disposition of shares of Stock be made by the optionee (i) within two (2) years from the date the Incentive Stock Option is granted, or (ii) within one (1) year of the date the Stock underlying the Incentive Stock Option is transferred to him.

                              MANAGEMENT AGREEMENT

       THIS   MANAGEMENT   AGREEMENT   is   effective  as  of  January  1,  1996
("Agreement"), by and between Fey Automotive Products, Inc., a Delaware corporation (the "Company") and PFG Corp. (the "Advisors").

       WHEREAS, the company and the advisors desire to enter into this Agreement pursuant to which Advisors agree to provide the company with consulting services.

       The Company and the Advisors hereby agree as follows:

Section 1     Engagement of Advisors

        The Company hereby retains the Advisors to provide the Company with the advice and services described in Section 2 during the term of this Agreement. Subject to the terms of this Agreement, the Advisors hereby accept the engagement.

Section 2     Advisors' Advice and Services

         2.1 During the Term (as defined in Section 3), the Advisors shall provide such advisory, consultation and other services as herein described or as the Board of Directors may request and they shall agree from time-to-time. Without limiting the generality of the foregoing, the Advisors hereby agree to use their skill and abilities in a good and businesslike manner to provide transactional and general business consulting services and will, among other things (I) advise on a business plan for the Company's future growth; (ii) provide financial advice with respect to internal growth, projects, capital expenditures and financing requirements; and (iii) perform such other duties as may be requested by the Company or its Board of Directors from time-to-time.

              2.2 All actions of the Advisors on behalf of the Company are subject to the direction, control and approval of the Company's Board of Directors. The Advisors as such shall have no authority or power to enter into any contract or commitment on the Company's behalf, nor shall the Advisors have the authority or power to alter, amend, terminate, or otherwise change any contract or other document issued by the Company. The Advisors shall be considered independent contractors and not employees or agents of the Company.

              2.3 In accordance with the terms hereof, the Advisors shall devote such portion of their time and effort to the affairs of the Company as described herein or as they deem necessary to assist the Company in fulfilling its corporate objectives. It is expressly agreed that, subject to the preceding sentence, the Advisors may participate (in any capacity) in any other activities.

Section 3      Term

        This Agreement shall commence on the date hereof and shall continue until December 30, 1999, unless otherwise extended or sooner terminated by mutual agreement (the "Term").

Section 4        Compensation

     In consideration for the Advisors' agreement to enter into this Agreement, the Company shall pay Advisors (in addition to amounts due under Section 5 hereof) a monthly fee of $5,000 which fee shall be paid in advance.

Section 5        Expenses

     The Company shall pay or reimburse the Advisors for all expenses reasonably incurred by them during the Term in connection with the business of the Company. All such reimbursements must be supported by documentation specifying the business purpose.

Section 6        Indemnification

     The Company shall indemnify the Advisors to the fullest extent permitted by the laws of the State of Delaware (or any other state in which the Company may at any time otherwise be incorporated) and the existing Bylaws of the Company. The Advisors shall be entitled to protection of any insurance policies the Company may elect to maintain generally for the benefit of members of its Board of Directors and for the benefits of other persons acting at the direction of the Board of Directors.

Section 7        Notices

     Any notice, request or other communication required or permitted under this Agreement shall be in writing and given or made by physical delivery, electronic transmissions or by registered or certified mail, postage prepaid, return receipt requested or by overnight carrier addressed to the other party. All such notices shall be addressed as follows:

     If to the Advisors:                PFG Corp.
                                        520 Madison Avenue (40th Floor)
                                        New York, New York  10022
                                        Attention:  James J. Pinto

     If to the Company:                 Fey Automotive Products, Inc.
                                        5200 N. Irwindale Avenue
                                        Suite 168
                                        Irwindale, California  91706
                                        Attention:  President

     Any party may change the persons and addresses to which notices, requests or other communications are to be sent by giving written notice of such change to the other party in the manner provided herein for giving notice. Notices shall be effective upon receipt in the case of physical delivery, overnight carrier or electronic transmission and three (3) days after deposit in the U.S. mails in the case of mailing.

Section 8         Arbitration

         Any dispute between the parties hereto arising out of or in connection with this Agreement or any breach of this Agreement, will be determined and settled by arbitration in the State of New York and in accordance with the rules then in effect of the American Arbitration Association.

Section 9         Miscellaneous

         9.1 This Agreement shall be binding upon and inure to the benefit of any successors of the Company, including any corporation into or with which the Company shall consolidate or merge or to which it shall sell or otherwise transfer substantially all of its assets, properties and business.

         9.2 This Agreement may not be assigned by the Company or the Advisors except in the case of merger.

         9.3 This Agreement is o be governed by and interpreted in accordance with the laws of the State of New York (or any other state in which the company may at any time otherwise be incorporated) applicable to agreements made and to be performed within that State.

         9.4 This Agreement may not be amended, supplemented, canceled or discharged except by written instrument executed by both parties hereto.

         9.5 If any provision of this Agreement, as applied to either party or to any circumstances, shall be adjudged by a court or an arbitrator to be void or unenforceable, the same shall be deemed stricken from this Agreement and shall in no way affect any other provision of this Agreement or the validity or enforceability of this Agreement. Notwithstanding the foregoing, if a court or an arbitrator holds that the provisions hereof that relate to compensation paid or to be paid to the Advisors by the Company are void or unenforceable, the Advisors may terminate this Agreement at his option.

         9.6 The waiver by the Company or the Advisors of a breach of any provision of this Agreement by the other party shall not operate or be construed as a waiver of any subsequent breach by the other party.

         9.7 Expiration of the Term shall not impair or otherwise affect any obligations which have accrued prior thereto (including any right to sue for damages). The provisions of Sections 4, 5, 6 and 8 shall survive the termination of this Agreement.

         9.8  The  section   headings   contained  in  this  agreement  are  for
convenience of reference only and shall not affect the construction of any provision of this agreement.

         9.9 This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

         9.10 This Agreement represents the final agreement between the parties and supersedes all prior agreements and understandings relating to the subject matter hereof.


              IN  WITNESS  WHEREOF,   the  parties  hereto  have  executed  this
Agreement as of the date first above written.

                                       FEY AUTOMOTIVE PRODUCTS, INC.



                                       By___________________________
                                            David S. Sharp, President




                                       PRG CORP.


                                       By____________________________
                                            James J. Pinto

                              MANAGEMENT AGREEMENT

     THIS MANAGEMENT AGREEMENT is effective as of January 1, 1996 ("Agreement"), by and between Fey Automotive Products, Inc., a Delaware corporation (the "Company") and Resource Holdings Associates. (the "Advisors").

     WHEREAS, the company and the advisors desire to enter into this Agreement pursuant to which Advisors agree to provide the company with consulting services.

              The Company and the Advisors hereby agree as follows:

Section 1        Engagement of Advisors

              The Company hereby retains the Advisors to provide the Company with the advice and services described in Section 2 during the term of this Agreement. Subject to the terms of this Agreement, the Advisors hereby accept the engagement.

Section 2        Advisors' Advice and Services

              2.1 During the Term (as defined in Section 3), the Advisors shall provide such advisory, consultation and other services as herein described or as the Board of Directors may request and they shall agree from time-to-time. Without limiting the generality of the foregoing, the
     Advisors hereby agree to use their skill and abilities in a good and businesslike manner to provide transactional and general business consulting services and will, among other things (I) advise on a business plan for the Company's future growth; (ii) provide financial advice with respect to internal growth, projects, capital expenditures and financing requirements; and (iii) perform such other duties as may be requested by the Company or its Board of Directors from time-to-time.

              2.2 All actions of the Advisors on behalf of the Company are subject to the direction, control and approval of the Company's Board of Directors. The Advisors as such shall have no authority or power to enter into any contract or commitment on the Company's behalf, nor shall the Advisors have the authority or power to alter, amend, terminate, or otherwise change any contract or other document issued by the Company. The Advisors shall be considered independent contractors and not employees or agents of the Company.

              2.3 In accordance with the terms hereof, the Advisors shall devote such portion of their time and effort to the affairs of the Company as described herein or as they deem necessary to assist the Company in fulfilling its corporate objectives. It is expressly agreed that, subject to the preceding sentence, the Advisors may participate (in any capacity) in any other activities.

Section 3        Term

     This Agreement shall commence on the date hereof and shall continue until December 30, 1999, unless otherwise extended or sooner terminated by mutual agreement (the "Term").

Section 4        Compensation

     In consideration for the Advisors' agreement to enter into this Agreement, the Company shall pay Advisors (in addition to amounts due under Section 5 hereof) a monthly fee of $10,000 which fee shall be paid in advance.

Section 5        Expenses

     The Company shall pay or reimburse the Advisors for all expenses reasonably incurred by them during the Term in connection with the business of the Company. All such reimbursements must be supported by documentation specifying the business purpose.

Section 6        Indemnification

     The Company shall indemnify the Advisors to the fullest extent permitted by the laws of the State of Delaware (or any other state in which the Company may at any time otherwise be incorporated) and the existing Bylaws of the Company. The Advisors shall be entitled to protection of any insurance policies the Company may elect to maintain generally for the benefit of members of its Board of Directors and for the benefits of other persons acting at the direction of the Board of Directors.

Section 7        Notices

     Any notice, request or other communication required or permitted under this Agreement shall be in writing and given or made by physical delivery, electronic transmissions or by registered or certified mail, postage prepaid, return receipt requested or by overnight carrier addressed to the other party. All such notices shall be addressed as follows:

    If to the Advisors:                Resource Holdings Associates.
                                       520 Madison Avenue (40th Floor)
                                       New York, New York  10022
                                       Attention:  John C. Shaw

    If to the Company:                 Fey Automotive Products, Inc.
                                       5200 N. Irwindale Avenue
                                       Suite 168
                                       Irwindale, California  91706
                                       Attention:  President

     Any party may change the persons and addresses to which notices, requests or other communications are to be sent by giving written notice of such change to the other party in the manner provided herein for giving notice. Notices shall be effective upon receipt in the case of physical delivery, overnight carrier or electronic transmission and three (3) days after deposit in the U.S. mails in the case of; mailing.

Section 8         Arbitration

         Any dispute between the parties hereto arising out of or in connection with this Agreement or any breach of this Agreement, will be determined and settled by arbitration in the State of New York and in accordance with the rules then in effect of the American Arbitration Association.

Section 9         Miscellaneous

         9.1 This Agreement shall be binding upon and inure to the benefit of any successors of the Company, including any corporation into or with which the Company shall consolidate or merge or to which it shall sell or otherwise transfer substantially all of its assets, properties and business.

         9.2 This Agreement may not be assigned by the Company or the Advisors except in the case of merger.

         9.3 This Agreement is o be governed by and interpreted in accordance with the laws of the State of New York (or any other state in which the company may at any time otherwise be incorporated) applicable to agreements made and to be performed within that State.

         9.4 This Agreement may not be amended, supplemented, canceled or discharged except by written instrument executed by both parties hereto.

         9.5 If any provision of this Agreement, as applied to either party or to any circumstances, shall be adjudged by a court or an arbitrator to be void or unenforceable, the same shall be deemed stricken from this Agreement and shall in no way affect any other provision of this Agreement or the validity or enforceability of this Agreement. Notwithstanding the foregoing, if a court or an arbitrator holds that the provisions hereof that relate to compensation paid or to be paid to the Advisors by the Company are void or unenforceable, the Advisors may terminate this Agreement at his option.

         9.6 The waiver by the Company or the Advisors of a breach of any provision of this Agreement by the other party shall not operate or be construed as a waiver of any subsequent breach by the other party.

         9.7 Expiration of the Term shall not impair or otherwise affect any obligations which have accrued prior thereto (including any right to sue for damages). The provisions of Sections 4, 5, 6 and 8 shall survive the termination of this Agreement.

         9.8  The  section   headings   contained  in  this  agreement  are  for
convenience of reference only and shall not affect the construction of any provision of this agreement.

         9.9 This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

         9.10 This Agreement represents the final agreement between the parties and supersedes all prior agreements and understandings relating to the subject matter hereof.


              IN  WITNESS  WHEREOF,   the  parties  hereto  have  executed  this
Agreement as of the date first above written.

                                     FEY AUTOMOTIVE PRODUCTS, INC.



                                     By________________________
                                          David S. Sharp, President



                                     RESOURCE HOLDINGS ASSOCIATES.


                                     By_________________________
                                          John C. Shaw