Form 10-Q
period 1997-03-31
WEDGESTONE FINANCIAL INC
filed 1997-05-15
CIK 315621

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

                                 March 31, 1997

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

                      [ X ]   Yes             [   ]   No

  Asof May 13, 1997, 21,885,668 shares of beneficial interest were outstanding.
     The aggregate market value of the shares held by non-affiliates of the registrant on that date was approximately $ 2,089,000 based on the last reported sale price of the shares at that date.

================================================================================

                       WEDGESTONE FINANCIAL & SUBSIDIARIES


                                TABLE OF CONTENTS

                                                                            Page
PART I   FINANCIAL INFORMATION

         Item 1   Financial Statements
                  Consolidated Balance Sheets - March 31, 1997
                  (unaudited) and December 31, 1996............................2

                  Consolidated Statements of Operations
                  (unaudited) for the Three Months Ended
                  March 31, 1997 and 1996..................................... 3

                  Consolidated Statements of Shareholders'
                  Equity (unaudited) for the Three Months
                  Ended March 31, 1997 and 1996............................... 4

                  Consolidated Statements of Cash Flows
                  (unaudited) for the Three Months Ended
                  March 31, 1997 and 1996..................................... 5

                  Notes to Unaudited Consolidated Financial
                  Statements.................................................. 6

         Item 2   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations............... 8



PART II  OTHER INFORMATION

         Item 1   Legal Proceedings.......................................... 11

         Item 2   Changes in Securities...................................... 11

         Item 3   Defaults upon Senior Securities............................ 11

         Item 4   Submission of Matters to a Vote of
                  Security Holders........................................... 11

         Item 5   Other Information.......................................... 11

         Item 6   Exhibits and Reports on Form 8-K........................... 11



Signatures................................................................... 12

                      WEDGESTONE FINANCIAL AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                   As of March 31, 1997 and December 31, 1996

                   (Amounts in Thousands - except share data)

                                                        (Unaudited)
ASSETS                                                     1997          1996
                                                         --------      --------

Current Assets:
Cash                                                     $  1,580      $    344
Accounts and other receivables -
     (net of allowances of $342 and $333
     in 1997 and 1996, respectively)                        6,384         7,282
Inventories                                                 5,014         4,619
Prepaid expenses and other current assets                     522           565
Deferred income taxes                                         348           476
                                                         --------      --------
     Total Current Assets                                  13,848        13,286
                                                         --------      --------

Notes receivable - net                                         81            81
Real estate acquired by foreclosure - net                     176         1,086
Property, plant and equipment - net                         3,293         3,237
Goodwill                                                      119           130
Deferred income taxes                                       2,196         2,196
Other assets                                                  287           334
                                                         --------      --------
                                                            6,152         7,064
                                                         --------      --------

     Total Assets                                        $ 20,000      $ 20,350
                                                         ========      ========



LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Revolving credit line and current
     portion of long-term debt                           $    526      $  1,952
Accounts payable                                            3,959         3,882
Accrued payroll and related expenses                          542           593
Other accrued expenses                                      1,386         1,535
                                                         --------      --------
     Total Current Liabilities                              6,413         7,962

Long-term debt                                              6,206         5,269
                                                         --------      --------
     Total Liabilities                                     12,619        13,231
Commitments and contingencies

Shareholders' Equity:

Shares of Beneficial Interest-par value
     $1.00 per share:  authorized -
     unlimited shares:
     issued and outstanding - 21,885,668 shares            21,886        21,886
Additional paid-in capital                                 31,396        31,396
Accumulated deficit                                       (45,901)      (46,163)
                                                         --------      --------
     Total Shareholders' Equity                             7,381         7,119
                                                         --------      --------

     Total Liabilities and Shareholders' Equity          $ 20,000      $ 20,350
                                                         ========      ========


                 See notes to consolidated financial statements.

                      WEDGESTONE FINANCIAL AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

               For the Three Months Ended March 31, 1997 and 1996

                                   (Unaudited)


                 (Amounts in Thousands - except per share data)



                                                           1997          1996
                                                         --------      --------

Net sales                                                $ 11,556        11,230
Cost of sales                                               7,807         8,109
                                                         --------      --------
Gross profit                                                3,749         3,121

Selling, general and administrative expenses                3,464         2,749
                                                         --------      --------
Operating income                                              285           372

Goodwill amortization                                          11            16
Other expense (income)                                       (418)         --
Interest expense                                              285           361
                                                         --------      --------
Income (loss) before taxes                                    407            (5)

Provision (benefit) for income taxes                          145          (153)
                                                         --------      --------

Net income                                               $    262      $    148
                                                         ========      ========


Net income per share of beneficial interest              $    .01      $    .01
                                                         ========      ========

Weighted average number of shares outstanding              21,886        21,886
                                                         ========      ========

                 See notes to consolidated financial statements.



                      WEDGESTONE FINANCIAL AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

               For the Three Months Ended March 31, 1997 and 1996

                                   (Unaudited)

                             (Amounts in Thousands)

                                                    Additional
                               Shares of Beneficial  paid-in  Accumulated
                                     Interest        capital     deficit      Total
                               --------------------  -------     -------      -----
                               Shares     Amount

Balance at December 31, 1995     21,886   $ 21,886   $ 31,396   ($47,535)   $  5,747

Net income                                                           148         148
                               --------   --------   --------   --------    --------


Balance at  March 31, 1996       21,886   $ 21,886   $ 31,396   ($47,387)   $  5,895
                               ========   ========   ========   ========    ========


Balance at December 31, 1996     21,886   $ 21,886   $ 31,396   ($46,163)   $  7,119

Net income                                                           262         262
                               --------   --------   --------   --------    --------


Balance at  March 31, 1997       21,886   $ 21,886   $ 31,396   ($45,901)   $  7,381
                               ========   ========   ========   ========    ========


                 See notes to consolidated financial statements.

                      WEDGESTONE FINANCIAL AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the Three Months Ended March 31, 1997 and 1996

                                   (Unaudited)

                             (Amounts in Thousands)


                                                              1997        1996
                                                             -------    -------
Cash Flows from Operating Activities:
Net income                                                   $   262    $   148
     Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
         Depreciation and amortization                           208        222
     Gain on sale of real estate                                (418)      --
     Loss on disposal of assets                                 --            3
     Deferred income taxes                                       129       --
     Changes in operating assets and liabilities:
         Accounts and other receivables                          898       (393)
         Inventories                                            (395)      (261)
         Prepaid expenses and other current assets                43        (75)
         Accounts payable                                         77        137
         Accrued payroll and related expenses                   (150)        (6)
         Other accrued expenses                                  (51)      (224)
         Other assets                                             26       --
                                                             -------    -------
       Net cash provided by (used in) operating activities       630       (449)
                                                             -------    -------

     Cash Flows from Investing Activities:
         Proceeds from sale of equipment                        --           17
         Proceeds from sale of real estate                     1,328       --
         Capital expenditures                                   (233)      (183)
         Investment in real estate                              --            5
                                                             -------    -------
     Net cash provided by (used in) investing activities       1,095       (161)
                                                             -------    -------

     Cash Flows from Financing Activities:
         Borrowings (repayments) of term debt                    731       (123)
         Net borrowings (repayments) on revolving debt        (1,220)       804
                                                             -------    -------
     Net cash provided by (used in) financing activities        (489)       681
                                                             -------    -------

     Net increase in cash                                      1,236         71

     Cash at beginning of period                                 344        365
                                                             -------    -------
     Cash at end of period                                   $ 1,580    $   436
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

         Wedgestone operates in two business segments, Automotive Products and Real Estate and Lending activities. The automotive segment manufactures and distributes automotive aftermarket products for the light duty truck market. Its principal products include rear bumpers; tubular products such as grille guards, push bars, and step rails; and various other related aftermarket products. The Company's automotive products are marketed in traditional, original equipment dealer and retail automotive aftermarkets. The automotive segment manufactures and sells its products at two locations in California, and one in Minnesota. Sales are also made from distribution centers in Texas and Utah.

         Although its primary focus has shifted toward its Automotive Products business segment, Wedgestone's Real Estate and Lending business segment has continued since emerging from bankruptcy in 1992. Wedgestone owns two properties that were acquired by foreclosure. The aggregate value, net of reserves, is approximately $176,000 as of March 31, 1997. Wedgestone has outstanding loans on one property, net of reserves, of approximately $81,000 as of March 31, 1997.

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

         Basis of Presentation and Principles of Consolidation The consolidated financial statements include the accounts of Wedgestone and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

         The financial statements included in this Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

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


NOTE 2.     Inventories

         Inventories consist of the following: (In Thousands)

                                              March 31,            December 31,
                                                 1997                 1996
                                                 ----                 ----

                  Finished goods               $ 2,567               $ 2,474
                  Work in progress               1,453                 1,239
                  Raw materials                  1,134                 1,025
                                               -------               -------
                                                 5,154                 4,738
                  Less allowances                 (140)                 (119)
                                               -------               -------
                                               $ 5,014               $ 4,619
                                               =======               =======

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

         On January 5, 1995, Wedgestone Automotive, through its wholly owned subsidiary Hercules Automotive Products, Inc. acquired substantially all of the assets of Hercules Bumpers, Inc., a Georgia company. This acquisition was intended to provide access to a new business segment for Wedgestone Automotive. The segment, known as dealer direct, involves the sale of rear step bumpers for light-duty trucks to new vehicle dealers as an alternative to the factory supplied bumper. Hercules Bumpers, Inc., was the largest domestic supplier in this dealer direct segment offering dealers a line of specialty bumpers. During 1995, a major OE manufacturer initiated a program to secure a greater portion of rear step bumper sales. The program, which involved severe price competition and program buying, eroded a substantial portion of Hercules' sales base and placed Hercules in a loss position for the fourth quarter of 1995. In response to the likely prospect of continued losses, Wedgestone Automotive ceased manufacturing operations at Hercules on March 5, 1996. In a further decision to exit this segment, Wedgestone Automotive sold its ownership in Hercules to MBC Corporation for $1.00 and the assumption of certain debt and other liabilities approximating $4.5 million pursuant to a Stock Purchase Agreement. The Pelham manufacturing plant along with its inventory and accounts receivable constituted all of the material assets of Hercules.

Liquidity  and Capital Resources

         To date, Wedgestone has financed its business activities through cash flows from operations. Additional debt has been incurred primarily for working capital and acquisitions.

         For the period ended March 31, 1997, cash flows from operations totaling $181,000 were supplemented by a reduction in trade receivables and other current assets totaling $898,000 and $43,000, respectively, and other assets totaling $26,000. These funds were used to acquire $395,000 in additional inventories and repay $123,000 in unsecured creditor advances, resulting in net cash provided by operations totaling $630,000 for the first quarter of 1997 compared to cash consumed by operations totaling $449,000 for this same period in 1996. Net cash flows from operations were further supplemented during the quarter by net proceeds from the sale of real estate totaling $1,328,000 and additional borrowings on long-term debt totaling $731,000. During 1997, the Company invested $233,000 in new equipment and made payments on revolving debt totaling $1,220,000 resulting in a net increase in cash for the three months ended March 31, 1997 totaling $1,236,000 compared to $71,000 for the same period in 1996.

         In November 1994 Wedgestone entered into a three-year, $7.5 million credit facility, which provided for a revolving credit line and term loan with CIT / Credit Finance ("CIT"), and was collateralized by substantially all of the assets of the Company. On March 18, 1997, the Company amended and restated the agreement with CIT resulting in a five-year $10 million credit facility providing a revolving credit line and term loan under terms substantially similar to the original agreement. The amended and restated agreement provides for borrowings based on a percentage of inventory and receivables and includes an equipment term loan, at the lender's prime rate plus 1.375% (11% at March 31, 1997).

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


Results Of Operations

Current Year Performance: 1997 Compared to 1996

         Net sales increased $326,000 to $11,556,000 for the three months ended March 31, 1997 compared to $11,230,000 for the same period in 1996. This reflects a $1,447,000 decrease in the sales of Hercules products as a result of the closure of the Hercules' plant in 1996, offset by a $1,773,000 or 18% increase in the sales of products manufactured in the Company's St. James and Fey subsidiaries. Contributing to the overall growth in net sales is a combined $2,042,000 or 23% increase in the Company's traditional and retail market segments offset by a $269,000 or 31% decline in the Company's original equipment segment. The Company continues to pursue the OE segment of the light-duty truck aftermarket and considers this segment to be an important component of future growth.

         Gross margins increased $628,000 or 20% to $3,749,000 or 32% of sales in 1997 compared to $3,121,000 or 28% of sales in 1996 which included $158,000 in gross margin losses on the sales of Hercules' products.

         Sales and marketing costs increased by $317,000 or 20% to $1,912,000 or 17% of sales in 1997 compared to $1,595,000 or 14% of sales in 1996. The majority of this increase is selling costs incurred to enhance and maintain the higher sales volumes achieved in 1997. $200,000 or 63% of the increase is due to additional advertising and promotional costs incurred by the Company to further penetrate the traditional and retail market segments. The Company believes that further expenditures in this area are required to maintain the market growth achieved and expand these markets further.

         Administrative costs increased by $398,000 or 34% to $1,552,000 in 1997 compared to $1,154,000 in 1996. This reflects a decrease of $136,000 in administrative costs attributable to Hercules operations and an increase of $514,000 in all other administrative costs. Product design and development costs account for $253,000 of this increase. Included in these costs are salaries, benefits and overhead costs for additions to the Company's engineering staff. The Company believes that its future competitive position in the automotive aftermarket will require significant increases in engineering and development costs over the next several years. Legal, accounting, insurance and other administrative costs make up the balance of this increase.

         Other income for the three months ended March 31, 1997 consists of the gain on the sale of the Company's 21 acres of land known as the College Point property.

         Interest expense decreased $76,000 or 21% to $285,000 in 1997 compared to $361,000 in 1996. This decrease is attributable to the decrease in debt associated with Hercules.

         Income taxes in 1996 reflect a $151,000 adjustment to the Company's valuation reserve. The adjustment was due to management's expectations of the Company's enhanced ability to utilize its net operating loss carry forwards due to its more recent earnings performance. There was no similar adjustment made for the three months ended March 31, 1997.


Forward Looking Information

         Information contained in this Form 10-Q contains "forward-looking statements" within the meaning of the private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "plan", "anticipate", "estimate or "continue" or the negative thereof or other variations thereon or comparable terminology. There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially
include:   pricing  and   merchandising   policies  from  the  major  automotive
manufacturers; the Company's ability to execute its business plan; the acceptance of the Company's merchandising strategies by its target customers; competitive pressures on sales and pricing; and increases in other costs which cannot be recovered through improved pricing of merchandise.

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


                                         Wedgestone Financial



Date:    May 14, 1996                    By: /s/   Jeffrey S. Goldstein
                                             --------------------------
                                         President and Chief Accounting Officer
                                         (Principal Executive and Financial
                                         Officer)






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