Form 10-Q
period 1997-06-30
WEDGESTONE FINANCIAL INC
filed 1997-08-14
CIK 315621

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

                                  June 30, 1997

  [   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         for the transition period from


                                      To
                  -------------------    --------------------


                         Commission File Number: 1-8984

                              WEDGESTONE FINANCIAL
             (Exact Name of Registrant as Specified in its Charter)

   Massachusetts                                             04-26950000
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

         [ X ]   Yes                                          [   ]   No

                 As of August 13, 1997, 21,885,668 shares of beneficial interest were outstanding.

Total number of pages in this document: 41            Exhibits start on page: 14

================================================================================



                                             WEDGESTONE FINANCIAL & SUBSIDIARIES





                                                   TABLE OF CONTENTS

                                                                                                          Page
PART I   FINANCIAL INFORMATION

         Item 1   Financial Statements
                  Consolidated Balance Sheets - June 30, 1997 (unaudited) and
                  December 31, 1996.........................................................................2

                  Consolidated Statements of Operations (unaudited) for
                  the Three Months and Six Months Ended June 30, 1997 and 1996..............................3

                  Consolidated Statements of Shareholders' Equity (unaudited) for the Six Months Ended June 30, 1997 and 1996...............................................4

                  Consolidated Statements of Cash Flows (unaudited) for
                  the Three Months and Six Months Ended June 30, 1997 and 1996..............................5

                  Notes to Unaudited Consolidated Financial Statements......................................6

         Item 2   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................................................8



PART II  OTHER INFORMATION

         Item 1   Legal Proceedings........................................................................12

         Item 2   Changes in Securities....................................................................12

         Item 3   Defaults upon Senior Securities..........................................................12

         Item 4   Submission of Matters to a Vote of Security Holders......................................12

         Item 5   Other Information........................................................................12

         Item 6   Exhibits and Reports on Form 8-K.........................................................12



Signatures.................................................................................................13




                                         WEDGESTONE FINANCIAL AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS

                                       As of June 30, 1997 and December 31, 1996

                                      (Amounts in Thousands - except share data)

                                                                                                     (Unaudited)
                                                                                                         1997                1996
                                                                                                       --------            --------
ASSETS
Current Assets:
Cash                                                                                                   $    156            $    344
Accounts and other receivables - (net of allowances of $290 and $333
     in 1997 and 1996, respectively)                                                                      6,859               7,282
Inventories                                                                                               5,572               4,619
Prepaid expenses and other current assets                                                                   602                 565
Deferred income taxes                                                                                       500                 476
                                                                                                       --------            --------
     Total Current Assets                                                                                13,689              13,286
                                                                                                       --------            --------

Notes receivable - net                                                                                    1,752                  81
Real estate acquired by foreclosure - net                                                                   217               1,086
Property, plant and equipment - net                                                                       3,291               3,237
Goodwill                                                                                                    108                 130
Deferred income taxes                                                                                     1,573               2,196
Other assets                                                                                                198                 334
                                                                                                       --------            --------
                                                                                                          7,139               7,064
                                                                                                       --------            --------

     Total Assets                                                                                      $ 20,828            $ 20,350
                                                                                                       ========            ========



LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Revolving credit line and current portion of long-term debt                                            $  1,008            $  1,952
Accounts payable                                                                                          3,705               3,882
Accrued payroll and related expenses                                                                        430                 593
Other accrued expenses                                                                                    1,407               1,535
                                                                                                       --------            --------
     Total Current Liabilities                                                                            6,550               7,962

Long-term debt                                                                                            5,898               5,269
                                                                                                       --------            --------
     Total Liabilities                                                                                   12,448              13,231
Commitments and contingencies

Shareholders' Equity:

Shares of Beneficial Interest-par value
     $1.00 per share:  authorized - unlimited shares:
     issued and outstanding - 21,885,668 shares                                                          21,886              21,886
Additional paid-in capital                                                                               31,396              31,396
Accumulated deficit                                                                                     (44,902)            (46,163)
                                                                                                       --------            --------
     Total Shareholders' Equity                                                                           8,380               7,119
                                                                                                       --------            --------

     Total Liabilities and Shareholders' Equity                                                        $ 20,828            $ 20,350
                                                                                                       ========            ========




                                           See notes to consolidated financial statements.


                                         WEDGESTONE FINANCIAL AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                           For the Three Months and Six Months Ended June 30, 1997 and 1996

                                                      (Unaudited)


                                    (Amounts in Thousands - except per share data)





                                                                        Three Months Ended June 30,        Six Months Ended June 30,
                                                                          1997             1996             1997              1996
                                                                        --------         --------         --------          --------
Net sales                                                               $ 13,369         $ 11,718         $ 24,925          $ 22,948
Cost of sales                                                              8,410            7,950           16,217            16,059
                                                                        --------         --------         --------          --------
Gross profit                                                               4,959            3,768            8,708             6,889

Selling, general and administrative expenses                               3,166            2,864            6,630             5,613
                                                                        --------         --------         --------          --------
Operating income                                                           1,793              904            2,078             1,276

Goodwill amortization                                                         11               11               22                27
Other income                                                                --               --               (418)             --
Interest expense                                                             187              248              472               609
                                                                        --------         --------         --------          --------
Income before taxes                                                        1,595              645            2,002               640

Provision for income taxes                                                   596              355              741               202
                                                                        --------         --------         --------          --------

Net income                                                              $    999         $    290         $  1,261          $    438
                                                                        ========         ========         ========          ========


Net income per share of beneficial interest                             $    .05         $    .01         $    .06          $    .02
                                                                        ========         ========         ========          ========

Weighted average number of shares outstanding                             21,886           21,886           21,886            21,886
                                                                        ========         ========         ========          ========







                                           See notes to consolidated financial statements.



                                         WEDGESTONE FINANCIAL AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                    For the Six Months Ended June 30, 1997 and 1996

                                                      (Unaudited)

                                                (Amounts in Thousands)



                                                                                        Additional
                                                          Shares of Beneficial            paid-in       Accumulated
                                                               Interest                   capital         deficit            Total
                                                       -------------------------         --------         --------          --------
                                                        Shares          Amount
Balance at December 31, 1995                             21,886         $ 21,886         $ 31,396         ($47,535)         $  5,747

Net income                                                                                                     438               438
                                                       --------         --------         --------         --------          --------


Balance at June 30, 1996                                 21,886         $ 21,886         $ 31,396         ($47,097)         $  6,185
                                                       ========         ========         ========         ========          ========


Balance at December 31, 1996                             21,886         $ 21,886         $ 31,396         ($46,163)         $  7,119

Net income                                                                                                   1,261             1,261
                                                       --------         --------         --------         --------          --------


Balance at June 30, 1997                                 21,886         $ 21,886         $ 31,396         ($44,902)         $  8,380
                                                       ========         ========         ========         ========          ========












                                           See notes to consolidated financial statements.



                                         WEDGESTONE FINANCIAL AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                           For the Three Months and Six Months Ended June 30, 1997 and 1996

                                                      (Unaudited)

                                                (Amounts in Thousands)

                                                                              Three Months Ended June 30,  Six Months Ended June 30,
                                                                                1997            1996           1997          1996
                                                                               -------        -------        -------        -------
Cash Flows from Operating Activities:
Net income                                                                     $   999        $   290        $ 1,261        $   438
Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
         Depreciation and amortization                                             226            252            434            473
         Gain on sale of real estate                                              --             --             (418)          --
         Gain on disposal of assets                                               --             (205)          --             (202)
         Deferred income taxes                                                     470             52            599             52

Changes in operating assets and liabilities:
         Accounts and other receivables                                           (476)          (966)           423         (1,358)
         Inventories                                                              (558)           (72)          (953)          (334)
         Prepaid expenses and other current assets                                 (80)           (53)           (37)          (128)
         Accounts payable                                                         (254)           584           (177)           721
         Accrued payroll and related expenses                                      (13)           (11)          (163)           (17)
         Other accrued expenses                                                    (77)          (211)          (128)          (435)
         Other assets                                                               (2)            (1)            24             (1)
                                                                               -------        -------        -------        -------
         Net cash provided by (used in) operating activities                       235           (341)           865           (791)
                                                                               -------        -------        -------        -------

Cash Flows from Investing Activities:
         Proceeds from sale of equipment                                          --              215           --              232
         Proceeds from sale of real estate                                        --             --            1,328           --
         Capital expenditures                                                     (183)          (165)          (416)          (346)
         Investment in notes receivable                                         (1,650)          --           (1,650)          --
         Investment in real estate                                                --             --             --                5
                                                                               -------        -------        -------        -------
Net cash provided by (used in) investing activities                             (1,833)            50           (738)          (109)
                                                                               -------        -------        -------        -------

Cash Flows from Financing Activities:
         Borrowings on term debt                                                  --             --              841           --
         Borrowings (repayments) of term debt                                      (69)          (225)          (179)          (436)
         Net borrowings (repayments) on revolving debt                             243            537           (977)         1,428
                                                                               -------        -------        -------        -------
Net cash provided by (used in) financing activities                                174            312           (315)           992
                                                                               -------        -------        -------        -------

Net increase (decrease) in cash                                                 (1,424)            21           (188)            92

Cash at beginning of period                                                      1,580            248            344            365
                                                                               -------        -------        -------        -------
Cash at end of period                                                          $   156        $   269        $   156        $   457
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

         Wedgestone's primary business is now the manufacture and distribution of automotive aftermarket products for the light duty truck market. Its principal products include rear bumpers; tubular products such as grille guards, push bars, and step rails; and various other related aftermarket products. The Company's automotive products are marketed in traditional, original equipment dealer and retail automotive aftermarkets. The automotive segment manufactures and sells its products at two locations in California, and one in Minnesota. Sales are also made from distribution centers in Texas and Utah.

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

NOTE 2.     Inventories

         Inventories consist of the following: (In Thousands)

                                                   June 30,  December 31,
                                                     1997       1996
                                                   -------    -------
                     Finished goods                $ 2,947    $ 2,474
                     Work in progress                1,468      1,239
                     Raw materials                   1,336      1,025
                                                   -------    -------
                                                     5,751      4,738
                     Less allowances                  (179)      (119)
                                                   -------    -------
                                                   $ 5,572    $ 4,619
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

         On January 5, 1995, Wedgestone Automotive, through its wholly owned subsidiary Hercules Automotive Products, Inc. acquired substantially all of the assets of Hercules Bumpers, Inc., a Georgia company. This acquisition was intended to provide access to a new business segment for Wedgestone Automotive. The segment, known as dealer direct, involves the sale of rear step bumpers for light-duty trucks to new vehicle dealers as an alternative to the factory supplied bumper. Hercules Bumpers, Inc., was the largest domestic supplier in this dealer direct segment offering dealers a line of specialty bumpers. During 1994, a major OE manufacturer initiated a program to secure a greater portion of rear step bumper sales. The program, which involved severe price competition and program buying, eroded a substantial portion of Hercules' sales base and placed Hercules in a loss position for the fourth quarter of 1995. In response to the likely prospect of continued losses, Wedgestone Automotive ceased manufacturing operations at Hercules on March 5, 1996. In a further decision to exit this segment, Wedgestone Automotive sold its ownership in Hercules to MBC Corporation for $1.00 and the assumption of certain debt and other liabilities approximating $4.5 million pursuant to a Stock Purchase Agreement. The Pelham manufacturing plant along with its inventory and accounts receivable constituted all of the material assets of Hercules.

Liquidity  and Capital Resources

         To date, Wedgestone has financed its business activities through cash flows from operations. Additional debt has been incurred primarily for working capital and acquisitions.

         For the six months ended June 30, 1997, cash flows from operations totaling $1,876,000 were supplemented by a reduction in trade receivables and other assets totaling $423,000 and $24,000, respectively. These funds were used to acquire $953,000 in additional inventories, $37,000 in other current assets and repay $468,000 in unsecured creditor advances, resulting in net cash provided by operations totaling $865,000 for the first six months of 1997 compared to cash consumed by operations totaling $791,000 for this same period in 1996. Net cash flows from operations were further supplemented during the period by net proceeds from the sale of real estate totaling $1,328,000 and net borrowings on long-term debt totaling $662,000. During 1997, the Company invested $416,000 in new equipment, invested in notes receivable from a related party totaling $1,650,000 and made payments on revolving debt totaling $977,000 resulting in a net decrease in cash for the six months ended June 30, 1997 totaling $188,000 compared to a $92,000 increase in cash for the same period in 1996.

         On May 20, 1997 Wedgestone advanced Stockwood, LLC. ("Stockwood") $1,650,000 under a one year secured note with interest at 12 percent. The note is secured by 3,500,000 shares of beneficial interest of Wedgestone Financial with principal and interest due at maturity. Stockwood is a related party through common ownership by certain Wedgestone Financial shareholders.

         In November 1994 Wedgestone entered into a three-year, $7.5 million credit facility, which provided for a revolving credit line and term loan with CIT / Credit Finance ("CIT"), and was collateralized by substantially all of the assets of the Company. On March 18, 1997, the Company amended and restated the agreement with CIT resulting in a five-year $10 million credit facility providing a revolving credit line and term loan under terms substantially similar to the original agreement. The amended and restated agreement provides for borrowings based on a percentage of inventory and receivables and includes an equipment term loan, at the lender's prime rate plus 1.375% (11% at June 30, 1997).

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

         Capital projects to increase production capacity have been authorized totaling approximately $1,000,000 in response to new production awards. These expenditures will culminate by the end of the first quarter of 1998. The company believes that it will be able to secure satisfactory financing arrangements for these capital expenditures. Management is continuing to review the capital needs of the Company.

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


Results Of Operations

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

         Net sales increased $1,651,000 or 14% to $13,369,000 for the three months ended June 30, 1997 compared to $11,718,000 for the same period in 1996. This reflects a decrease of $804,000 or 13% in sales of bumpers offset by a $2,455,000 or 39% increase in the sales of tubular and other products. The increase in tubular sales reflects a continuing acceptance of the Company's line of Westin tubular truck accessories in the light duty pickup and sport utility aftermarket. The decline in bumper sales reflects a general decline in the demand for aftermarket bumpers. This decline is mostly due to efforts of the original equipment ("OE") manufacturers to integrate the rear step bumpers on light duty pickup trucks into the overall design of each new vehicle. With the release of new OE bumper designs on 1997 models the Company is losing its competitive advantage afforded by its current line of aftermarket bumpers. Management believes that the Company will continue to experience significant erosion in bumper sales in the remaining six months of 1997 and that the decline in bumper sales will accelerate in 1998 as new OE light duty truck models are released. Slowing this decline will be a continued demand for Wedgestone bumpers in the crash replacement market. The crash replacement business, however, will also decline unless the Company makes significant investments in new tooling to replicate the new OE bumper designs. The Company is currently examining these investments in light of their potential future value. Sales of bumpers for the year ended December 31, 1996 represented 48% or $21,688,000 of total Company sales.

         The Company continues to pursue sales of its products directly to the OE manufacturers. For the quarter ended June 30, 1997 sales to OE customers increased 39% to $639,000 compared to $459,000 for the same period in 1996. In response to OE quality requirements the Company received its ISO 9001 / QS 9000 rating on June 9, 1997. During the quarter ended June 30, 1997, the Company received new production awards from Mercedes Benz, Subaru, and Nissan for products to be made in its Irwindale, California facility. Initial releases on these agreements total approximately $1,250,000 in sales for the third quarter ending September 30, 1997. The Company also received a production award from Ford in the quarter ended June 30, 1997 for product to be delivered in 1998. An investment approximating $1,000,000 in equipment will be required to fulfill this award. Initial purchase commitments for certain components of this equipment were made in July 1997. All of the OE production awards are for tubular products. These products are not a functional part of the vehicle. Future procurement of them by the OE manufacturers is conditional upon market acceptance of the products as designed and upon the public's continued interest in the general appearance of tubular accessories on their vehicles.


         Gross margins increased $1,191,000 or 32% to $4,959,000 or 37% of sales for the three months ended June 30, 1997 compared to $3,768,000 or 32% of sales in 1996 which included $451,000 in gross margin losses on the sales of Hercules' products.

         Sales and marketing costs increased by $15,000 or 1% to $1,746,000 or 13% of sales for the three months ended June 30, 1997 compared to $1,732,000 or 13% of sales in 1996. The increase is due to additional advertising and promotional costs incurred by the Company to further penetrate the traditional and retail market segments for Westin tubular products. The Company believes that further expenditures in this area are required to maintain the market growth achieved and expand these markets further.


         Administrative costs increased by $288,000 or 25% to $1,420,000 for the three months ended June 30, 1997 compared to $1,132,000 in 1996. Product design and development costs account for this increase. Included in these costs are salaries, benefits and overhead costs for additions to the Company's engineering staff. The Company believes that its future competitive position in the automotive aftermarket will require significant increases in engineering and development costs over the next several years.


         Interest expense decreased $61,000 or 25% to $187,000 for the three months ended June 30, 1997 compared to $248,000 in 1996. This decrease is attributable to the decrease in interest rates in 1997 compared to 1996. Interest rates were further reduced in the quarter as a result of the amended and restated CIT credit facility.


Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

         Net sales increased $1,977,000 or 9% to $24,925,000 for the six months ended June 30, 1997 compared to $22,948,000 for the same period in 1996. This reflects a decrease of $2,373,000 or 18% in sales of bumpers offset by a $4,350,000 or 44% increase in the sales of tubular and other products. The increase in tubular sales reflects a continuing acceptance of the Company's line of Westin tubular truck accessories in the light duty pickup and sport utility aftermarket. The decline in bumper sales reflects a general decline in the demand for aftermarket bumpers. This decline is mostly due to efforts of the original equipment ("OE") manufacturers to integrate the rear step bumpers on light duty pickup trucks into the overall design of each new vehicle. With the release of new OE bumper designs on 1997 models the Company is losing its competitive advantage afforded by its current line of aftermarket bumpers. Management believes that the Company will continue to experience significant erosion in bumper sales in the remaining six months of 1997 and that the decline in bumper sales will accelerate in 1998 as new OE light duty truck models are released. Slowing this decline will be a continued demand for Wedgestone bumpers in the crash replacement market. The crash replacement business, however, will also decline unless the Company makes significant investments in new tooling to replicate the new OE bumper designs. The Company is currently examining these investments in light of their potential future value. Sales of bumpers for the year ended December 31, 1996 represented 48% or $21,688,000 of total Company sales. Bumper sales for the first six months of 1997 totaled $10,637,000 compared to $13,010,000 in 1996.

         The Company continues to pursue sales of its products directly to the OE manufacturers. For the six months ended June 30, 1997 sales to OE customers increased 10% to $1,234,000 compared to $1,121,000 for the same period in 1996. In response to OE quality requirements the Company received its ISO 9001 / QS 9000 rating on June 9, 1997. During the quarter ended June 30, 1997, the Company received new production awards from Mercedes Benz, Subaru, and Nissan for products to be made in its Irwindale, California facility. Initial releases on these agreements total approximately $1,250,000 in sales for the third quarter ending September 30, 1997. The Company also received a production award from Ford in the quarter ended June 30, 1997 for product to be delivered in 1998. An investment approximating $1,000,000 in equipment will be required to fulfill this award. Purchase commitments for a portion of this equipment were made in July 1997. All of the OE production awards are for tubular products. These products are not a functional part of the vehicle. Future procurement of them by the OE manufacturers is conditional upon market acceptance of the products as designed and upon the public's continued interest in the general appearance of tubular accessories on their vehicles.


         Gross margins increased $1,819,000 or 26% to $8,708,000 or 35% of sales for the six months ended June 30, 1997 compared to $6,889,000 or 30% of sales in 1996 which included $609,000 in gross margin losses on the sales of Hercules' products.

         Sales and marketing costs increased by $325,000 or 10% to $3,658,000 or 14% of sales for the six months ended June 30, 1997 compared to $3,326,000 or 15% of sales in 1996. The increase is due to additional advertising and promotional costs incurred by the Company to further penetrate the traditional and retail market segments for Westin tubular products. The Company believes that further expenditures in this area are required to maintain the market growth achieved and expand these markets further.


         Administrative costs increased by $685,000 or 30% to $2,972,000 for the six months ended June 30, 1997 compared to $2,287,000 in 1996. Product design and development costs account for this increase. Included in these costs are salaries, benefits and overhead costs for additions to the Company's engineering staff. The Company believes that its future competitive position in the automotive aftermarket will require significant increases in engineering and development costs over the next several years.


         Other income for the six months ended June 30, 1997 consists of the gain on the sale of the Company's 21 acres of land known as the College Point property.


         Interest expense decreased $137,000 or 22% to $472,000 for the six months ended June 30, 1997 compared to $609,000 in 1996. This decrease is attributable the decrease in debt associated with Hercules and to the decrease in interest rates in 1997 compared to 1996. Interest rates were further reduced in the second quarter as a result of the amended and restated CIT credit facility.



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

         None.

Item 5.       Other Information

         None.

Item 6.       Exhibits and Reports on Form 8-K

         (a) Exhibits:
             10.  (xxii)      Amended and Restated Loan and Security Agreement dated March 18, 1997 between the Company and The CIT Group/Credit Finance, Inc.

             10.  (xxiii)     $1,650,000 Secured Promissory Note dated May 20, 1997 payable by Stockwood,
                              LLC.

             10.  (xxiv)      Pledge and Security Agreement dated May 20, 1997 for the benefit of Wedgestone
                              Financial from Stockwood, LLC.


         (b) Reports on Form 8-K:

             A report on Form 8-K was filed on July 2, 1997, relating to changes to the Company's management.


                                     PART II

                                   SIGNATURES




         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Wedgestone Financial



Date:    August 14, 1997                        By: /s/      Eric H. Lee
                                                    --------------------
                                                Chief Financial Officer
                                                (Principal Financial Officer)






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

                AMENDED AND RESTATED LOAN AND SECURITY AGREEMENT

                WEDGESTONE AUTOMOTIVE CORPORATION ("Wedgestone")
                      FEY AUTOMOTIVE PRODUCTS, INC. ("Fey")
                 ST. JAMES AUTOMOTIVE CORPORATION ("St. James")
                        SIGMA PLATING CO., INC. ("Sigma")


This Agreement is between the undersigned Borrower and the undersigned Lender concerning loans and other credit accommodations to be made by Lender to Borrower. This Agreement amends and restates in full those certain Loan and Security Agreements between Lender and each of Fey, St. James and Sigma, each dated as of November 17, 1994.


SECTION 1. PARTIES

1.1 The "Borrower" is the person, firm, corporation or other entity identified as the Borrower in Section 10 and its successors and assigns. If more than one Borrower is specified in Section 10, all references to Borrower shall mean each of them, jointly and severally, individually and collectively, and the successors and assigns of each.

1.2 The "Lender" is The CIT Group/Credit Finance, Inc., and its successors and assigns.

SECTION 2. LOANS AND OTHER CREDIT ACCOMMODATIONS

2.1 Revolving Loans. Lender shall, subject to the terms and conditions contained herein, make revolving loans to Borrower ("Revolving Loans") in amounts requested by Borrower from time to time, but not in excess of the Net Availability existing immediately prior to the making of the requested Revolving Loan and provided the requested Revolving Loan, Accommodations and the Term Loan would not cause the outstanding Obligations to exceed the Maximum Credit. Revolving Loans shall be made to each Borrower separately based upon such Borrower's Net Availability.

(a) The "Maximum Credit" is set forth in Section 10.1(a) hereof.

(b) The "Gross Availability" shall be calculated at any time as the sum of (i) the product obtained by multiplying the then-outstanding amount of Eligible Accounts, net of all taxes, discounts, allowances and credits given or claimed, by the Eligible Accounts Percentage set forth in Section 10.1(b), plus: (ii) the product obtained by multiplying the applicable Eligible Inventory Percentages, if any, set forth in Section 10.1(b) by the values (as determined by Lender based on the lower of cost or market) of Eligible Inventory, but the amount so added shall not exceed any sublimits set forth in
Section 10.1(c), minus: (iii) any Reserves.

(c) The "Net Availability" shall be calculated at any time as an amount equal to the Gross Availability minus the aggregate amount of all then-outstanding Obligations of Borrower to Lender, other than the then-outstanding principal balance of the Term Loan.

(d) "Eligible Accounts" are accounts created by Borrower in the ordinary course of its business which are and remain acceptable to Lender for lending purposes. General criteria for Eligible Accounts are set forth below but may be revised from time to time by Lender, in its sole judgment, on fifteen (15) days' prior written notice to Borrower. Lender shall, in general, deem accounts to be Eligible Accounts if: (1) such accounts arise from bona fide completed transactions and have not remained unpaid for more than the number of days after the invoice date or the number of days past due set forth in Section 10.1(d); (2) the amounts of the accounts reported to Lender are absolutely owing to Borrower and do not arise from sales on consignment, guaranteed sale or other terms under which payment by the account debtors may be conditional or contingent; (3) the account debtor's chief executive office or principal place of business is located in the United States or Canada or payment of the account is fully supported by a letter of credit assigned to Lender and in form and substance acceptable to Lender; (4) such accounts do not arise from progress billings, consignments, retainages or bill and hold sales; (5) there are no contra relationships, setoffs, counterclaims or disputes existing with respect thereto and, where Lender deems appropriate, it is furnished with a non-offset letter in form and substance satisfactory to Lender, and there are no other facts existing or threatened which would impair or delay the collectability of all or any portion thereof; (6) the goods giving rise thereto were not at the time of the sale subject to any liens except those permitted in this Agreement; (7) such accounts are not accounts with respect to which the account debtor or any officer or employee thereof is an officer, employee or agent of or is affiliated with Borrower, directly or indirectly, whether by virtue of family membership, ownership, control, management or otherwise; (8) such accounts are not accounts with respect to which the account debtor is the United States or any State or political subdivision thereof or any department, agency or instrumentality of the United States, any State or political subdivision, unless there has been compliance with the Assignment of Claims Act or any similar State or local law, if applicable; (9) Borrower has delivered to Lender or Lender's representative such documents as Lender may have requested pursuant to Section 5.8 hereof in connection with such accounts and Lender shall have received a verification of such account, satisfactory to it, if sent to the account debtor or any other obligor or any bailee pursuant to Section 5.4 hereof; (10) there are no facts, existing or threatened, which might result in any adverse change in the account debtor's financial condition; (11) such accounts owed by a single account debtor or its affiliates do not represent more than twenty-five percent (25%) of all otherwise Eligible Accounts (provided that accounts excluded from Eligible Accounts solely by reason of this subsection
(11) shall nevertheless be considered Eligible Accounts to the extent of the amount of such accounts which does not exceed twenty-five percent (25%) of all otherwise Eligible Accounts); (12) such accounts are not owed by an account debtor whose accounts or whose affiliates' accounts greater than ninety (90) days past invoice date or sixty (60) days past due comprise more than fifty percent (50%) of the accounts of such account debtor or its affiliates owed to Borrower; (13) such accounts are owed by account debtors whose total indebtedness to Borrower does not exceed the amount of any customer credit limits as established, and changed, from time to time by Lender on notice to Borrower (accounts excluded from Eligible Accounts solely by reason of this subsection (13) shall nevertheless be considered Eligible Accounts to the extent the amount of such accounts does not exceed such customer credit limit); and
(14) such accounts are owed by account debtors deemed creditworthy at all times by Lender.

(e) "Eligible Inventory" is raw material (consisting of raw steel and virgin/unprocessed nickel) and finished goods inventory owned by Fey which is and remains acceptable to Lender for lending purposes and is located at one of the addresses set forth in Section 10.6(d).

(f) Lender shall have a continuing right to deduct reserves in determining the Gross Availability ("Reserves"), and to increase and decrease such Reserves from time to time, if and to the extent that, in Lender's reasonable credit judgment, such Reserves are necessary to protect Lender against any state of facts which does, or would, with notice or passage of time or both, constitute an Event of Default or have an adverse effect on any Collateral. Lender may, at its option, implement Reserves by designating as ineligible a sufficient amount of accounts or inventory which would otherwise be Eligible Accounts or Eligible Inventory so as to reduce Gross Availability by the amount of the intended Reserve. Lender shall use reasonable efforts to give Borrower notice prior to establishing any Reserves, other than reserves established against the amount of Eligible Accounts; provided, that Lender shall have no liability for any failure to give such notice.

(g) Subject to the terms and conditions hereof, including, but not limited to, the existence of sufficient Gross and Net Availability, Borrower agrees to borrow amounts from time to time such that the aggregate outstanding principal amount of all Revolving Loans and the Term Loan shall at all times equal or exceed the principal amount set forth in Section 10.1(e) as the Minimum Borrowing; provided, that the only consequence of a breach of the foregoing shall be the required payment set forth in the following sentence. If the average aggregate outstanding principal amount of Revolving Loans and the Term Loan for any month is less than the Minimum Borrowing, Borrower shall also pay Lender a fee equal to the amount of interest that would have accrued during such month on such difference. Such fee shall be payable at the rate and in the manner provided herein for the payment of interest.

2.2 Term Loan. The amount of any term loan being made by Lender to Borrower is set forth in Section 10.2 ("Term Loan"). Such Term Loan shall be evidenced by a Promissory Note delivered by Borrower to Lender and shall be repaid, together with interest and other amounts, in accordance with this Agreement and the Promissory Note.

2.3 Accommodations.(a)Subject to the terms and conditions contained herein, Lender may, in its sole discretion, issue or cause to be issued, from time to time at Borrower's request and on terms and conditions and for purposes satisfactory to Lender, credit accommodations consisting of letters of credit, bankers' acceptances, merchandise purchase guaranties or other guaranties or indemnities for Borrower's account (collectively, "Accommodations"). Borrower shall execute and perform additional agreements relating to the Accommodations in form and substance acceptable to Lender and the issuer of any Accommodations, all of which shall supplement the rights and remedies granted herein. Any payments made by Lender or any affiliate of Lender in connection with the Accommodations shall constitute additional Revolving Loans to Borrower.

(b) In addition to the fees and costs of any issuer in connection with issuing or administering Accommodations, Borrower shall pay monthly to Lender, on the first day of each month, a charge on the face amount of all outstanding Accommodations computed daily from the date of issuance until termination or payment, at the rate set forth in Section 10.3(a) (the "Accommodation Charges").

(c) No Accommodation will be issued unless the full amount of the Accommodation requested, plus fees and costs for issuance, is less than the Net Availability existing immediately prior to the issuance of the requested Accommodation, or if the requested Accommodation would cause the sum of the outstanding Obligations to exceed the Maximum Credit, or cause the sum of the open amount of Accommodations to exceed, at any time, the Accommodation sublimit set forth in
Section 10.3(b).

(d) All indebtedness, liabilities and obligations of any sort whatsoever, however arising, whether present or future, fixed or contingent, secured or unsecured, due or to become due, paid or incurred or otherwise arising in connection with any Accommodation shall be included in the term "Obligations" as defined herein, and shall include, without limitation, (i) all amounts due or which may become due under any Accommodation; (ii) all amounts charged or chargeable to Borrower or to Lender by any bank, other financial institution or correspondent bank which opens, issues or is involved with such

Accommodations; (iii) Lender's Accommodation Charges and all fees, costs and other charges of any issuer of any Accommodation; and (iv) all duties, freight, taxes, costs, insurance and all such other charges and expenses which may pertain directly or indirectly to any Obligations or Accommodations or to the goods or documents relating thereto.

(e) Borrower unconditionally agrees to indemnify and hold Lender harmless from any and all loss, claim or liability (including reasonable attorneys' fees) arising from any transactions or occurrences relating to any Accommodation established or opened for Borrower's account, the Collateral relating thereto and any drafts or acceptance thereunder, including any such loss or claim due to any action taken by an issuer of any Accommodation. Borrower further agrees to indemnify and hold Lender harmless for any errors or omissions in connection with the Accommodations, whether caused by Lender, by the issuer of any Accommodation or otherwise. Borrower's unconditional obligation to indemnify and hold Lender harmless under this provision shall not be modified or diminished for any reason or in any manner whatsoever, except for Lender's gross negligence or wilful misconduct. Borrower agrees that any charges made to Lender by any issuer of any Accommodation shall be conclusive on Borrower and may be charged to Borrower's account.

(f) Lender shall not be responsible for the conformity of any goods to the documents presented, the validity or genuineness of any documents or delay, default, or fraud by the Borrower or shipper and/or anyone else in connection with the Accommodations or any underlying transaction.

(g) Borrower agrees that any action taken by Lender, if taken in good faith, or any action taken by an issuer of any Accommodation, under or in connection with any Accommodation, shall be binding on Borrower and shall not create any resulting liability to Lender. In furtherance thereof Lender shall have the full right and authority to clear and resolve any questions of non-compliance of documents; to give any instructions as to acceptance or rejection of any documents or goods; to execute for Borrower's account any and all applications for steamship or airway guarantees, indemnities or delivery orders; to grant any extensions of the maturity of, time of payment for, or time of presentation of, any drafts, acceptances, or documents; and to agree to any amendments, renewals, extensions, modifications, changes or cancellations of any of the terms or conditions of any of the applications or Accommodations. All of the foregoing actions may be taken in Lender's sole name, and the issuer thereof shall be entitled to comply with and honor any and all such documents or instruments executed by or received solely from Lender, all without notice to or any consent from Borrower. None of the foregoing actions described in this subsection 2.3
(g) may be taken by Borrower without Lender's express written consent.

2.4 Obligations In Excess of Limitations; Certain Amounts Due Without Demand. Lender may, in the exercise of its reasonable credit judgment, make or permit Revolving Loans and Accommodations or other Obligations in excess of the Maximum Credit, Gross Availability or applicable sublimits. To the extent such excess is permitted by Lender, all or any portion of such excess shall become due and payable upon Lender's demand therefor. To the extent the aggregate amount of Revolving Loans and Accommodations or other Obligations at any time exceeds, without the consent of Lender, the Maximum Credit, Gross Availability or applicable sublimits, all of such excess shall be immediately due and payable, whether or not Lender makes a demand therefor.

SECTION 3. INTEREST AND FEES

3.1 Interest.

(a) Interest on all Obligations shall be payable by Borrower on the first day of each month, calculated upon the closing daily outstanding principal balances in the loan account(s) of Borrower for each day during the immediately preceding month, at the per annum rate set forth as the Interest Rate in Section 10.4(a). The Interest Rate shall increase or decrease by an amount equal to each increase or decrease, respectively, in the Prime Rate (as defined below), effective as of the date of each such change. On and after any Event of Default or termination or non-renewal hereof, interest on all unpaid Obligations shall accrue at a rate equal to two percent (2%) per annum in excess of the Interest Rate otherwise payable until such time as all Obligations are indefeasibly paid in full in immediately available funds (notwithstanding entry of any judgment against Borrower or the exercise of any other right or remedy by Lender), and all such interest shall be payable on demand. Interest, including interest charged upon the occurrence of an Event of Default, shall be calculated on the basis of actual days elapsed over a 360-day year. In no event shall charges constituting interest exceed the rate permitted under any applicable law or regulation. However, if any interest or other charges paid or payable in connection with this Agreement or the Promissory Note are ever determined to exceed the maximum amount or rate permitted by law, Borrower and Lender understand and agree that:
(A) the amount or rate of interest or other charges payable by Borrower pursuant to this lending transaction shall be reduced to the maximum amount permitted by law; and (B) any excess amount previously collected from Borrower in connection with this lending transaction which exceeded the maximum amount permitted by law will be credited against the outstanding principal balance. If the outstanding principal balance has already been paid, the excess amount paid will be refunded to Borrower.

(b) The  "Prime  Rate"  is the  rate of  interest  publicly  announced  by Chase
Manhattan Bank in New York, New York as its prime rate or similar such designation (such rate is not intended to be the lowest rate of interest charged by such bank to its borrowers).

3.2 Facility Fee. Borrower shall pay Lender a Facility Fee on the dates and in the amounts set forth in Section 10.4(b), which fee shall be fully earned on each due date thereof.

3.3 Intentionally Deleted

3.4 Intentionally Deleted

3.5 Charges to Loan Account. At Lender's option, all payments of principal, interest, fees, costs, expenses and other charges provided for in this Agreement, or in any other agreement now or hereafter existing between Lender and Borrower, may be charged on the date when due as principal to any loan account of Borrower maintained by Lender, and shall thereafter bear interest at the rate and payable in the manner provided herein for the accrual and payment of interest on outstanding Obligations.

SECTION 4. GRANT OF SECURITY INTEREST

4.1 Grant of Security Interest. To secure the payment and performance in full of all Obligations, Borrower hereby grants to Lender a continuing security interest in and lien upon, and a right of setoff against, and Borrower hereby assigns and pledges to Lender, all of the Collateral, including any Collateral not deemed eligible for lending purposes.

4.2 Obligations. "Obligations" shall mean any and all Revolving Loans, Term Loans, Accommodations and all other indebtedness, liabilities and obligations of every kind, nature and description owing by Borrower to Lender and/or its affiliates, including principal, interest, charges, fees and expenses, however evidenced, whether as principal, surety, endorser, guarantor or otherwise, whether arising under this Agreement or otherwise, whether now existing or hereafter arising, whether arising before, during or after the initial or any renewal Term or after the commencement of any case with respect to Borrower under the United States Bankruptcy Code or any similar statute, whether direct or indirect, absolute or contingent, joint or several, due or not due, primary or secondary, liquidated or unliquidated, secured or unsecured, original, renewed or extended and whether arising directly or howsoever acquired by Lender including from any other entity outright, conditionally or as collateral security, by assignment, merger with any other entity, participations or interests of Lender in the obligations of Borrower to others, assumption, operation of law, subrogation or otherwise and shall also include all amounts chargeable to Borrower under this Agreement or in connection with any of the foregoing.

4.3  Collateral.  "Collateral"  shall  mean  all of the  following  property  of
Borrower:

(a) All now owned and hereafter acquired right, title and interest of Borrower in, to and in respect of all: accounts, including without limitation all interests in goods represented by accounts, returned, reclaimed or repossessed goods with respect thereto and rights as an unpaid vendor; chattel paper; investment property; general intangibles (including, but not limited to, tax and duty claims and refunds, registered and unregistered patents, trademarks, service marks, copyrights, trade names, applications for the foregoing, trade secrets, goodwill, processes, drawings, blueprints, customer lists, license agreements and licenses, whether as licensor or licensee, computer software programs and systems, choses in action and other claims, and existing and future leasehold interests in equipment, real estate and fixtures); documents; instruments; letters of credit, bankers' acceptances or guaranties; cash monies, deposits, securities, bank accounts, deposit accounts, credits and other property now or hereafter held in any capacity by Lender, its affiliates or any entity which, at any time, participates in Lender's financing of Borrower or at any other depository or other institution; and agreements or property securing or relating to any of the items referred to above;

(b) All now owned and hereafter acquired right, title and interest of Borrower in, to and in respect of goods, including, but not limited to: (i)All inventory, wherever located, whether now owned or hereafter acquired, of whatever kind, nature or description, including all raw materials, work-in-process, finished goods and materials to be used or consumed in Borrower's business; and all names or marks affixed to or to be affixed thereto for purposes of selling same by the seller, manufacturer, lessor or licensor thereof; (ii)All equipment and fixtures, wherever located, whether now owned or hereafter acquired, including, without limitation, all machinery, equipment, motor vehicles, furniture and fixtures, and any and all additions, substitutions, replacements (including spare parts) and accessions thereof and thereto; (iii) All consumer goods, farm products, crops, timber, minerals or the like (including oil and gas), wherever located, whether now owned or hereafter acquired, of whatever kind, nature or description;

(c) All now owned and hereafter acquired right, title and interest of Borrower in, to and in respect of any other personal property or any fixtures in or upon which Lender has or may hereafter have a security interest, lien or right of setoff;

(d) All present and future books and records relating to any of the above, including, without limitation, all computer programs, printed output and computer readable data, in any media, in the possession or control of the Borrower, any computer service bureau or other third party;

(e) All notes, security interests and deeds of trust or mortgages in favor of Borrower; and

(f) All products and proceeds of the foregoing in whatever form and wherever located, including, without limitation, all insurance proceeds and all claims against third parties for loss or destruction of or damage to any of the foregoing.

SECTION 5. COLLECTION AND ADMINISTRATION

5.1 Collections. Borrower shall, at Borrower's expense and in the manner requested by Lender from time to time, direct that remittances and all other proceeds of accounts and other Collateral shall be sent to a lock box designated by and/or maintained in the name of Lender, and deposited into a bank account maintained in the name of Lender under arrangements with the depository bank under which all funds deposited to such bank account are required to be transferred solely to Lender. Borrower shall bear all risk of loss of any funds deposited into such account. In connection therewith, Borrower shall execute such lock box and bank account agreements as Lender shall specify. Any collections or other proceeds received by Borrower shall be held in trust for Lender and immediately remitted to Lender, in kind.

5.2 Payments. All Obligations shall be payable at Lender's office set forth below or at Bank of America, NT & SA, in Los Angeles, California, or such substitute bank as Lender may determine ("Lender's Bank") or such other place as Lender may designate from time to time. For purposes of determining Gross and Net Availability, remittances and other payments with respect to the Collateral and Obligations will be treated as credited to the loan account of Borrower maintained by Lender and Collateral balances to which they relate, upon the date of Lender's receipt of advice from Lender's Bank that such remittances or other payments have been credited to Lender's account or in the case of remittances or other payments, received directly in kind by Lender, upon the date of Lender's deposit thereof at Lender's Bank, subject to final payment and collection. In computing interest charges, the loan account of Borrower maintained by Lender will be credited with remittances and other payments two and one-half (2.5) Business Days after Lender has received advice of receipt of remittances in Lender's account at Lender's Bank. For purposes of this Agreement, "Business Day" shall mean any day other than a Saturday, Sunday or any other day on which either Lender or banks located in Los Angeles, California, or New York, New York are authorized to close.

5.3 Loan Account Statements. Lender shall deliver to Borrower monthly a loan account statement. Each statement shall be considered correct and binding upon Borrower as an account stated, except to the extent that Lender receives, within sixty (60) days after the mailing of such statement, written notice from Borrower of any specific exceptions by Borrower to that statement.

5.4 Direct Collections. Lender may, at any time, whether or not an Event of Default has occurred, without notice to or consent of Borrower, except as provided herein, (a) notify any account debtor that the accounts and other Collateral which includes a monetary obligation have been assigned to Lender by Borrower and that payment thereof is to be made to the order of and directly to Lender, or require Borrower to state on all invoices and statements sent to any account debtor, other obligor or bailee, that the accounts and such other Collateral have been assigned to Lender and are payable directly and only to Lender; provided, that for so long as no Event of Default is continuing, Lender shall only be permitted to notify account debtors as provided herein (or require Borrower to notify account debtors as provided above) if Lender reasonably believes that there exists a threat to the Collateral or the value or proceeds thereof, or to the collectability or existence of the accounts or the proceeds thereof, and in such event Lender shall give Borrower notice prior to so notifying any account debtor; provided further, however, that Lender shall have no liability for any failure to give such notice; (b) send, or cause to be sent by its designee, requests (which may identify the sender by a pseudonym) for verification of accounts and other Collateral directly to any account debtor or any other obligor or any bailee with respect thereto; and (c) demand, collect or enforce payment of any accounts or such other Collateral, but without any duty to do so; provided, that for so long as no Event of Default is continuing, Lender shall only be permitted to demand, collect or enforce payment of accounts or other Collateral as provided herein if Lender reasonably believes that there exists a threat to the Collateral or the value or proceeds thereof, or to the collectability or existence of the accounts or the proceeds thereof, and in such event Lender shall give Borrower notice prior to so demanding, collecting or enforcing payment of any accounts or other Collateral; provided further, however that Lender shall not be liable for any failure to collect or enforce payment of accounts or other Collateral or for failure to give such notice.

5.5 Attorney-in-Fact. Borrower hereby appoints Lender and any designee of Lender as Borrower's attorney-in-fact and authorizes Lender or such designee, at Borrower's sole expense, to exercise at any time (except as specifically limited below) in Lender's or such designee's discretion all or any of the following powers, which powers of attorney, being coupled with an interest, shall be irrevocable until all Obligations have been paid in full: (a) receive, take, endorse, assign, deliver, accept and deposit, in the name of Lender or Borrower, any and all cash, checks, commercial paper, drafts, remittances and other instruments and documents relating to the Collateral or the proceeds thereof;
(b) transmit to account debtors, other obligors or any bailees notice of the interest of Lender in the Collateral or request from account debtors or such other obligors or bailees at any time information concerning the Collateral and any amounts owing with respect thereto, and so long as no Event of Default has occurred and is continuing, such requests will not identify Lender to any account debtor on any Collateral, provided that Lender shall have no liability if it inadvertently does identify itself in any such notice; (c) after notice from Lender to Borrower, notify account debtors or other obligors to make payment directly to Lender, or notify bailees as to the disposition of Collateral, provided, that Lender shall have no liability for any failure to give such notice; (d) after notice from Lender to Borrower, take or bring, in the name of Lender or Borrower, all steps, actions, suits or proceedings deemed by Lender necessary or desirable to effect collection of or other realization upon the accounts and other Collateral, provided, that Lender shall have no liability for any failure to give such notice; (e) after an Event of Default, change the address for delivery of mail to Borrower and to receive and open mail addressed to Borrower; (f) after an Event of Default, extend the time of payment of, compromise or settle for cash, credit, return of merchandise, and upon any terms or conditions, any and all accounts or other Collateral which includes a monetary obligation and discharge or release the account debtor or other obligor, without affecting any of the Obligations; and (g) execute in the name of Borrower and file against Borrower in favor of Lender financing statements or amendments with respect to the Collateral (but only after Lender has reasonably requested the same of Borrower and Borrower has failed to promptly execute and deliver the same to Lender).

5.6 Liability. Borrower hereby releases and exculpates Lender, its officers, employees and designees, from any liability arising from any acts under this Agreement or in furtherance thereof, whether as attorney-in-fact or otherwise, whether of omission or commission, and whether based upon any error of judgment or mistake of law or fact, except for gross negligence or wilful misconduct. In no event will Lender have any liability to Borrower for lost profits or other special or consequential damages.

5.7 Administration of Accounts. After written notice by Lender to Borrower prior to an Event of Default (but only if Lender has notified one or more account debtors as permitted in Section 5.4), and automatically, without notice, after an Event of Default, Borrower shall not, without the prior written consent of Lender in each instance, (a) grant any extension of time of payment of any of the accounts or any other Collateral which includes a monetary obligation; (b) compromise or settle any of the accounts or any such other Collateral for less than the full amount thereof; (c) release in whole or in part any account debtor or other person liable for the payment of any of the accounts or any such other Collateral; or (d) grant any credits, discounts, allowances, deductions, return authorizations or the like with respect to any of the accounts or any such other Collateral.

5.8 Documents. No less frequently than weekly, and in the manner specified by Lender, Borrower shall deliver to Lender or Lender's representative, as Lender shall designate, copies or originals of invoices, agreements, proofs of rendition of services and delivery of goods and other documents evidencing or relating to the transactions which gave rise to accounts or other Collateral, together with customer statements, schedules describing the accounts or other Collateral and/or statements of account and confirmatory assignments to Lender of the accounts or other Collateral, in form and substance satisfactory to Lender and duly executed by Borrower. Without limiting the provisions of Section 5.7, Borrower's granting of credits, discounts, allowances, deductions, return authorizations or the like will promptly be reported to Lender in writing. In no event shall any such schedule or confirmatory assignment (or the absence thereof or omission of any of the accounts or other Collateral therefrom) limit or in any way be construed as a waiver, limitation or modification of the security interests or rights of Lender or the warranties, representations and covenants of Borrower under this Agreement. Any documents, schedules, invoices or other paper delivered to Lender by Borrower may be destroyed or otherwise disposed of by Lender six (6) months after receipt by Lender, unless Borrower requests their return in writing in advance and makes prior arrangements for their return, at its expense.

5.9 Access. From time to time as requested by Lender after prior reasonable notice from Lender to Borrower, at the sole expense of Borrower, Lender or its designee shall have complete access to all of the premises where Collateral is located for the purposes of inspecting the Collateral, including Borrower's books and records, and Borrower shall permit Lender or its designee to make such copies of such books and records or extracts therefrom as Lender may request; provided that Lender shall not be required to give such prior notice to Borrower if Lender reasonably believes that any of the Collateral or the value thereof may be impaired, or at any time during the continuation of an Event of Default. Without expense to Lender, Lender may use such of Borrower's personnel, equipment, including computer equipment, programs, printed output and computer readable media, supplies and premises as Lender shall request for the collection of accounts and realization on other Collateral. Borrower hereby irrevocably authorizes all accountants and third parties, with the exception of Borrower's attorneys with respect to information for which a privilege is asserted, to disclose and deliver to Lender at Borrower's expense all financial information, books and records, work papers, management reports and other information in their possession regarding Borrower.

5.10 Environmental Audits. From time to time, as requested by Lender, at the sole expense of Borrower, Borrower shall provide Lender, or its designee, complete access to all of Borrower's facilities for the purpose of conducting an environmental audit of such facilities as Lender or its designees may deem necessary. Borrower agrees to cooperate with Lender with respect to any environmental audit conducted by Lender or its designee pursuant to this Section 5.10.

SECTION 6. ADDITIONAL REPRESENTATIONS, WARRANTIES AND COVENANTS

Borrower hereby represents, warrants and covenants to Lender the following, the truth and accuracy of which, and compliance with which, shall be continuing conditions of the making of loans or other credit accommodations by Lender to
Borrower:

6.1 Financial and Other Reports. Borrower shall keep and maintain its books and records in accordance with generally accepted accounting principles, consistently applied. Borrower shall, at its sole expense, deliver to Lender (a) accurate and complete perpetual inventory reports, monthly; (b) monthly, on or before the tenth (10th) day of each month for the previous month, accurate and complete accounts receivable and accounts and notes payable agings and a monthly inventory report; (c) monthly, on or before the thirtieth (30th) day of each month for the previous month, internally prepared consolidated and consolidating interim financial statements; (d) annually, as soon as available, but in no event later than ninety (90) days after the end of Borrower's fiscal year, audited consolidated and consolidating financial statements of Borrower accompanied by the report and opinion thereon of independent certified public accountants acceptable to Lender; and (e) with such frequency as Lender shall request, cash flow projections in a form acceptable to Lender. All of the foregoing shall be in such form and together with such information with respect to the business of Borrower or any guarantor, as Lender may in each case request. Borrower shall also provide Lender with accurate and complete copies of any reports, forms or other documents prepared or delivered by Borrower to any agency or authority pursuant to the requirements of any governmental statutes, regulations or ordinances. In addition, Borrower shall provide Lender with accurate and complete copies of any and all documents delivered by Wedgestone Financial to the United States Securities and Exchange Commission ("SEC") promptly after delivery thereof to the SEC, including without limitation, quarterly 10-Qs and annual 10-Ks. Notwithstanding any of the foregoing, Lender may in its reasonable credit judgment require more frequent reporting than is provided for in Section 5.8 and this Section 6.1.

6.2 Trade Names. Borrower may from time to time render invoices to account debtors under its trade name(s) set forth in Section 10.6(f) after Lender has received prior written notice from Borrower of the use of such trade name(s) and as to which, Borrower agrees that: (a) such trade name does not refer to another corporation or other legal entity; (b) all accounts and proceeds thereof (including any returned merchandise) invoiced under any such trade names are owned exclusively by Borrower and are subject to the security interest of Lender and the other terms of this Agreement; and (c) all schedules of accounts and confirmatory assignments including any sales made or services rendered using the trade name shall show Borrower's name as assignor and Lender is authorized to receive, endorse and deposit to any loan account of Borrower maintained by Lender all checks or other remittances made payable to any trade name of Borrower representing payment with respect to such sales or services.

6.3 Losses. Borrower shall promptly notify Lender in writing of any loss, damage, investigation, action, suit, proceeding or claim relating to a material portion of the Collateral or which may result in any material adverse change in Borrower's business, assets, liabilities or condition, financial or otherwise.

6.4 Books and Records. Borrower's books and records concerning accounts and its chief executive office are and shall be maintained only at the address set forth in Section 10.6(c). Borrower's only other places of business and the only other locations of Collateral, if any, are and shall be the addresses set forth in Sections 10.6(d) and 10.6(e) hereof, provided that Borrower may change such locations or open a new place of business with Lender's prior written approval, which approval shall not be unreasonably withheld. Prior to any change in location or opening of any new place of business, Borrower shall execute and deliver or cause to be executed and delivered to Lender such financing statements, financing documents and security and other agreements as Lender may require, including, without limitation, those described in Section 6.14.

6.5 Title. (i) Borrower has and at all times will continue to have good and marketable title, free from defects, to all of the Collateral, and (ii) the Collateral is and will at all times remain free and clear of all liens, security interests, claims or encumbrances of any kind except in favor of Lender and except, if any, those set forth on Schedule "A" hereto.

6.6 Disposition of Assets. Borrower shall not directly or indirectly: (a) sell, lease, transfer, assign, abandon or otherwise dispose of any part of the Collateral or any material portion of its other assets (other than sales of inventory to buyers in the ordinary course of business); or (b) consolidate with or merge with or into any other entity, or permit any other entity to consolidate with or merge with or into Borrower; or (c) form or acquire any interest in any firm, corporation or other entity.

6.7 Insurance. Borrower shall at all times maintain, with financially sound and reputable insurers, casualty insurance with respect to the Collateral and other assets. All such insurance policies shall be in such form, substance, amounts and coverage as may be satisfactory to Lender and shall provide for thirty (30) days' prior written notice to Lender of cancellation or reduction of coverage. Borrower hereby irrevocably appoints Lender and any designee of Lender as attorney-in-fact for Borrower to obtain such insurance at Borrower's expense, if Borrower does not do so, and, after an Event of Default, to adjust or settle any claim or other matter under or arising pursuant to such insurance or to amend or replace such insurance. Borrower shall deliver to Lender evidence of such insurance and a lender's loss payable endorsement satisfactory to Lender as to all existing and future insurance policies with respect to the Collateral. Borrower shall deliver to Lender, in kind, all instruments representing proceeds of insurance received by Borrower. If the aggregate amount of such proceeds is less than $250,000 for any one episode of casualty, Lender shall, if no Event of Default has occurred, remit such proceeds to Borrower, but only if, and to the extent, Borrower will promptly use such proceeds to repair or replace the damaged Collateral. Otherwise, Lender may apply any insurance proceeds received at any time to the cost of repairs to or replacement of any portion of the Collateral and/or, at Lender's option, to payment of or as security for any of the Obligations, whether or not due, in any order or manner as Lender determines.

6.8 Compliance With Laws. Borrower is and at all times will continue to be in compliance with the requirements of all applicable and material laws, rules, regulations and orders of any governmental authority relating to its business (including laws, rules, regulations and orders relating to taxes, payment and withholding of payroll taxes, employer and employee contributions and similar items, securities, employee retirement and welfare benefits, employee health and safety or environmental matters) and all material agreements or other instruments binding on Borrower or its property, except as disclosed on Schedule "E". All of Borrower's inventory shall be produced in accordance with the requirements of the Federal Fair Labor Standards Act of 1938, as amended, and all rules, regulations and orders related thereto. Borrower shall pay and discharge all taxes, assessments and governmental charges against Borrower or any Collateral prior to the date on which penalties are imposed or liens attach with respect thereto, unless the same are being contested in good faith and, at Lender's option, Reserves are established for the amount contested and penalties which may accrue thereon.

6.9 Accounts. With respect to each account deemed an Eligible Account, except as reported in writing to Lender, Borrower has no knowledge that any of the criteria for eligibility are not or are no longer satisfied. As to each account, except as disclosed in writing to Lender at the time such account arises (a) each is valid and legally enforceable and represents an undisputed bona fide indebtedness incurred by the account debtor for the sum reported to Lender; (b) each arises from an absolute and unconditional sale of goods, without any right of return or consignment, or from a completed rendition of services; (c) each is not, at the time such account arises, subject to any defense, offset, dispute, contra relationship, counterclaim, or any given or claimed credit, allowance or discount; and (d) all statements made and all unpaid balances and other information appearing in the invoices, agreements, proofs of rendition of services and delivery of goods and other documentation relating to the accounts, and all confirmatory assignments, schedules, statements of account and books and records with respect thereto, are true and correct and in all respects what they purport to be.

6.10 Equipment. With respect to Borrower's equipment, Borrower shall keep the equipment in good order and repair, and in running and marketable condition, normal wear and tear excepted, and except for obsolete or worn out equipment replaced in the ordinary course of business.

6.11 Change in Management. Borrower shall give Lender written notice prior to any change in Borrower's senior management.

6.12 Affiliate Transactions. Borrower will not, directly or indirectly: (a) lend or advance money or property to, guarantee or assume indebtedness of, or invest (by capital contribution or otherwise) in any person, firm, corporation or other entity; or (b) declare, pay or make any dividend or other distribution on account of any shares of any class of stock of Borrower now or hereafter outstanding; or (c) make any payment of the principal amount of or interest on any indebtedness owing to any officer, director, shareholder or affiliate of Borrower except (1) as set forth in any subordination agreement between Lender and the applicable party, (2) so long as no Event of Default has occurred and is continuing, intercompany loans among Wedgestone, Fey, St. James and Sigma, and
(3) management and debt payments to Wedgestone Financial in accordance with the schedule previously approved by Lender in writing; provided that, with respect to clause (3) above, (i) Borrower has Net Availability in excess of $500,000 both before and after any such payment, (ii) Wedgestone's net income (determined in accordance with generally accepted accounting principles, consistently applied) is not less than zero dollars ($0) on a six (6) month rolling average basis at the time of any such payment, and (iii) no Event of Default has occurred and is continuing or would result from any such payment; or (d) make any loans or advances to any officer, director, employee, shareholder or affiliate of Borrower (other than travel advances of up to $5,000 in the ordinary course of Borrower's business, not to exceed $20,000 in the aggregate at any time); or (e) enter into any sale, lease or other transaction with any officer, director, employee, shareholder or affiliate of Borrower on terms that are less favorable to Borrower than those which might be obtained at the time from persons who are not an officer, director, employee, shareholder or affiliate of Borrower. In addition, (a) Borrower may make payments to Wedgestone Financial for payments in lieu of the amount of income taxes which would otherwise be payable by Borrower attributable to the income of Borrower, regardless of the ultimate tax liability of Wedgestone Financial and for wages of corporate officers, legal bills, audit fees, insurance and other corporate costs to the extent attributable to Borrower, (b) St. James may make payments to Resource Holdings, up to $62,500.00 per year in the aggregate, and to PFG Corp., up to $62,500.00 per year in the aggregate, all for management fees, and (c) Fey may make payments to Resource Holdings, up to $137,500.00 per year in the aggregate, and to PFG Corp., up to $137,500.00 per year in the aggregate, all for management fees; provided in each case that no Event of Default has occurred and is continuing or would result from any such payment, and Borrower's Net Availability both before and after any such payment is at least $500,000.

6.13 Fees and Expenses. Borrower shall pay, on Lender's demand, all reasonable costs and expenses, reasonable fees, filing fees and taxes payable in connection with the preparation, execution, delivery, recording, administration (including Lender's standard wire transfer and returned check fees as Lender shall, from time to time, advise Borrower), collection, liquidation, enforcement and defense of the Obligations, Lender's rights in the Collateral, this Agreement and all other existing and future agreements or documents contemplated herein or related hereto, including any amendments, waivers, supplements or consents which may hereafter be made or entered into in respect hereof, or in any way involving claims by or against Lender directly or indirectly arising out of or related to the relationship between Borrower and Lender or any guarantor and Lender, including, but not limited to, the following, whether incurred before, during or after the initial or any renewal Term or after the commencement of any case with respect to Borrower or any guarantor under the United States Bankruptcy Code or any similar statute: (a) all costs and expenses of filing or recording (including Uniform Commercial Code financing statement filing taxes and fees, documentary taxes, intangibles taxes and mortgage recording taxes and fees, if applicable); (b) all title insurance and other insurance premiums, appraisal fees, search fees and fees incurred in connection with any environmental report, audit, survey, or remediation; (c) all fees as then in effect relating to the wire transfer of loan proceeds and all other funds and fees then in effect for returned checks and credit reports; (d) all out-of-pocket expenses and costs heretofore and from time to time hereafter incurred by Lender during the course of periodic, field examinations of the Collateral and Borrower's operations, plus a per diem charge at the then prevailing rate (currently $650.00 per person per day) for Lender's examiners in the field and office; and (e) the reasonable costs and reasonable fees and disbursements of in-house and outside counsel to Lender, including but not limited to such fees and disbursements incurred as a result of litigation between the parties hereto, any third party and in any appeals arising therefrom.

6.14 Further Assurances. At the request of Lender, at any time and from time to time, at Borrower's sole expense, Borrower shall execute and deliver or cause to be executed and delivered to Lender, such agreements, documents and instruments, including waivers, consents and subordination agreements from landlords, bailees, mortgagees or other holders of property of Borrower or of loans due from Borrower or security interests or liens in the Collateral, and do or cause to be done such further acts as Lender, in its discretion, deems necessary or desirable to create, preserve, perfect or validate any security interest of Lender or the priority thereof in the Collateral and otherwise to effectuate the provisions and purposes of this Agreement. Subject to Section 5.5(g) hereof, Borrower hereby authorizes Lender to file financing statements or amendments against Borrower in favor of Lender with respect to the Collateral, without Borrower's signature and to file as financing statements any carbon, photographic or other reproductions of this Agreement or any financing statements signed by Borrower.

6.15 Environmental Condition. None of Borrower's properties or assets has ever been designated or identified in any manner pursuant to any environmental protection statute as a hazardous waste or hazardous substance disposal site, or a candidate for closure pursuant to any environmental protection statute, except as disclosed on Schedule "E" hereto. No lien arising under any environmental protection statute has attached to any revenues or to any real or personal property owned by Borrower. Borrower has not received a summons, citation, notice, or directive from the Environmental Protection Agency or any other federal or state governmental agency concerning any action or omission by Borrower resulting in the releasing, or otherwise disposing of hazardous waste or hazardous substances into the environment. Borrower is in compliance in all material respects with all statutes, regulations, ordinances and other legal requirements pertaining to the production, storage, handling, treatment, release, transportation or disposal of any hazardous waste or hazardous substance.

SECTION 7. EVENTS OF DEFAULT AND REMEDIES

7.1 Events of Default. All Obligations shall be immediately due and payable, without notice or demand, and any provisions of this Agreement as to future loans and credit accommodations by Lender shall terminate automatically, upon the termination or non-renewal of this Agreement or, at Lender's option, upon or at any time after the occurrence or existence of any one or more of the following (each, an "Event of Default"):

(a) Borrower fails to perform within ten (10) days of when required any covenant contained in Sections 6.1, 6.4, 6.5, 6.10 or 6.14 of this Agreement;

(b) Borrower fails to pay when due any of the Obligations or fails to perform any of the other terms of this Agreement, any deeds of trust or mortgages executed in favor of Lender, any note or any other existing or future agreement between Borrower and Lender or any affiliate of Lender;

(c) Any representation, warranty or statement of fact made by Borrower to Lender in this Agreement or any other agreement, schedule, confirmatory assignment or otherwise, or to any affiliate of Lender, shall prove inaccurate or misleading;

(d) Any guarantor or subordinated creditor of Borrower revokes, terminates or fails to perform any of the terms of any guaranty, endorsement, subordination agreement or other agreement of such party with or in favor of Lender or any affiliate of Lender;

(e) Any judgment(s) in excess of $100,000 in the aggregate or any injunction or attachment is obtained against Borrower or any guarantor and is either enforced or remains unstayed for a period of ten (10) days;

(f) Any guarantor which is a natural person dies, or Borrower or any guarantor which is a partnership or corporation is dissolved, or Borrower or any guarantor which is a corporation is not in good standing and fails to cure such status within seven (7) days of the date on which it lost its status in good standing, or the usual business of Borrower or any guarantor ceases or is suspended;

(g) Any change occurs in the controlling ownership of Borrower or any guarantor which is a partnership or corporation and such change is not consented to by Lender in its reasonable business judgment;

(h) Borrower or any guarantor becomes insolvent, makes an assignment for the benefit of creditors, makes or sends notice of a bulk transfer or calls a general meeting of its creditors or principal creditors;

(i) Any petition or application for any relief under the bankruptcy laws of the United States now or hereafter in effect or under any insolvency, reorganization, receivership, readjustment of debt, dissolution or liquidation law or statute of any jurisdiction now or hereafter in effect (whether at law or in equity) is filed by or against Borrower or any guarantor and in the case of an involuntary petition in bankruptcy, is not dismissed within thirty (30) days from the date of the filing thereof;

(j) Any indictment or threatened indictment of Borrower or any guarantor occurs under any criminal statute, or criminal or civil proceedings are commenced or threatened against Borrower or any guarantor, pursuant to which statute or proceedings the penalties or remedies sought or available include forfeiture of any of the property of Borrower or any guarantor;

(k) Lender in its reasonable credit judgment believes that either (i) the prospect of payment or performance of the Obligations is impaired; or (ii) the Collateral is not sufficient to fully secure the Obligations;

(l) Any material change occurs in the nature or conduct of Borrower's business from that previously conducted by it; or

(m) Any default or event of default occurs on the part of Borrower under any agreement, document or instrument to which Borrower is a party or by which Borrower or any of its property is bound, creating or relating to any indebtedness of Borrower to any person or entity other than Lender in a principal amount exceeding $100,000, if the effect of such default is to accelerate, or to permit the acceleration of, the maturity of all or any part of such indebtedness, or all or any part of any such indebtedness shall be declared to be due and payable or required to be prepaid for any other reason, in either event prior to the stated maturity thereof and such default or event of default is not cured within ten (10) days.

7.2 Remedies. Upon the occurrence of an Event of Default and at any time thereafter, Lender shall have all the default rights and remedies provided in this Agreement, any other agreements between Borrower and Lender, the Uniform Commercial Code or other applicable law, all of which rights and remedies may be exercised without notice to Borrower, all such notices being hereby waived, except such notice as is expressly provided for hereunder or is not waivable under applicable law. All rights and remedies of Lender are cumulative and not exclusive and are enforceable, in Lender's discretion, alternatively, successively or concurrently on any one or more occasions and in any order Lender may determine. Without limiting the foregoing, Lender may (a) accelerate the payment of all Obligations and demand immediate payment thereof to Lender;
(b) with or without judicial process or the aid or assistance of others, enter upon any premises on or in which any of the Collateral may be located and take possession of the Collateral or complete processing, manufacturing and repair of all or any portion of the Collateral; (c) require Borrower, at Borrower's expense, to assemble and make available to Lender any part or all of the Collateral at any place and time designated by Lender; (d) collect, foreclose, receive, appropriate, set off and realize upon any and all Collateral; (e) extend the time of payment of, compromise or settle for cash, credit, return of merchandise, and upon any terms or conditions, any and all accounts or other Collateral which includes a monetary obligation and discharge or release the account debtor or other obligor, without affecting any of the Obligations; and
(f) sell, lease, transfer, assign, deliver or otherwise dispose of any and all Collateral (including, without limitation, entering into contracts with respect thereto, by public or private sales at any exchange, broker's board, any office of Lender or elsewhere) at such prices or terms as Lender may deem reasonable, for cash, upon credit or for future delivery, with the Lender having the right to purchase the whole or any part of the Collateral at any such public sale, all of the foregoing being free from any right or equity of redemption of Borrower, which right or equity of redemption is hereby expressly waived and released by Borrower. If any of the Collateral is sold or leased by Lender upon credit terms or for future delivery, the Obligations shall not be reduced as a result thereof until payment therefor is finally collected by Lender. If notice of disposition of Collateral is required by law, five (5) days' prior notice by Lender to Borrower designating the time and place of any public sale or the time after which any private sale or other intended disposition of Collateral is to be made shall be deemed to be reasonable notice thereof and Borrower waives any other notice. If Lender institutes an action to recover any Collateral or seeks recovery of any Collateral by way of prejudgment remedy, Borrower waives the posting of any bond which might otherwise be required.

7.3 Application of Proceeds. Lender may apply the cash proceeds of Collateral actually received by Lender from any sale, lease, foreclosure or other disposition of the Collateral to payment of any of the

Obligations, in whole or in part (including reasonable attorneys' fees and legal expenses incurred by Lender with respect thereto or otherwise chargeable to Borrower) and in such order as Lender may elect, whether or not then due. Borrower shall remain liable to Lender for the payment of any deficiency together with interest at the highest rate provided for herein and all costs and expenses of collection or enforcement, including reasonable attorneys' fees and legal expenses.

7.4 Lender's Cure of Third Party Agreement Default. Lender may, at its option after the occurrence and during the continuation of an Event of Default, cure any default by Borrower under any agreement with a third party or pay or bond or appeal any judgment entered against Borrower, discharge taxes, liens, security interests or other encumbrances at any time levied on or existing with respect to the Collateral and pay any amount, incur any expense or perform any act which, in Lender's sole judgment, is necessary or appropriate to preserve, protect, insure, maintain or realize upon the Collateral. Lender may charge Borrower's loan account for any amounts so expended, such amounts to be repayable by Borrower on demand. Lender shall be under no obligation to effect such cure, payment, bonding or discharge, and shall not, by doing so, be deemed to have assumed any obligation or liability of Borrower.

SECTION 8. JURY TRIAL WAIVER; CERTAIN OTHER WAIVERS AND CONSENTS

8.1 Jury Trial Waiver. BORROWER AND LENDER EACH WAIVE ALL RIGHTS TO TRIAL BY JURY IN ANY ACTION OR PROCEEDING INSTITUTED BY EITHER OF THEM AGAINST THE OTHER WHICH PERTAINS DIRECTLY OR INDIRECTLY TO THIS AGREEMENT, THE OBLIGATIONS, THE COLLATERAL, ANY ALLEGED TORTIOUS CONDUCT BY BORROWER OR LENDER, OR, IN ANY WAY, DIRECTLY OR INDIRECTLY, ARISES OUT OF OR RELATES TO THE RELATIONSHIP BETWEEN BORROWER AND LENDER. IN NO EVENT WILL LENDER BE LIABLE FOR LOST PROFITS OR OTHER SPECIAL OR CONSEQUENTIAL DAMAGES.

8.2 Counterclaims. Borrower waives all rights to interpose any claims, deductions, setoffs or counterclaims of any kind, nature or description in any action or proceeding instituted by Lender with respect to this Agreement, the Obligations, the Collateral or any matter arising therefrom or relating thereto, except compulsory counterclaims.

8.3 Jurisdiction. Borrower hereby irrevocably submits and consents to the non-exclusive jurisdiction of the State and Federal Courts located in the State of California and any other State where any Collateral is located, with respect to any action or proceeding arising out of this Agreement, the Obligations, the Collateral or any matter arising therefrom or relating thereto. In any such action or proceeding, Borrower waives personal service of the summons and complaint or other process and papers therein and agrees that the service thereof may be made by mail directed to Borrower at its chief executive office set forth herein or other address thereof of which Lender has received notice as provided herein or as otherwise permitted by law, service to be deemed complete five (5) days after mailing, or as permitted under the rules of either of said Courts. Any such action or proceeding commenced by Borrower against Lender will be litigated only in a federal court located in the Central District of California, or a state court in the County of Los Angeles, California.

8.4 No Waiver by Lender. Lender shall not, by any act, delay, omission or otherwise be deemed to have expressly or impliedly waived any of its rights or remedies unless such waiver shall be in writing and signed by an authorized officer of Lender. A waiver by Lender of any right or remedy on any one occasion shall not be construed as a bar to or waiver of any such right or remedy which Lender would otherwise have on any future occasion, whether similar in kind or otherwise.

SECTION 9. TERM OF AGREEMENT; MISCELLANEOUS

9.1 Term. This Agreement shall only become effective upon execution and delivery by Borrower and Lender and shall continue in full force and effect until November 30, 2001, and shall be deemed automatically renewed for successive terms of two (2) years thereafter unless terminated as of the end of the initial or any renewal term (each a "Term") by either party giving the other written notice at least sixty (60) days prior to the end of the then-current Term.

9.2 Early Termination. Borrower may also terminate this Agreement by giving Lender at least thirty (30) days' prior written notice at any time upon payment in full of all of the Obligations as provided herein, including the early termination fee provided below. Lender shall also have the right to terminate this Agreement at any time upon or after the occurrence of an Event of Default. If Lender terminates this Agreement upon or after the occurrence of an Event of Default, or if Borrower shall terminate this Agreement as permitted herein effective prior to the end of the then current Term, in addition to all other Obligations, Borrower shall pay to Lender, upon the effective date of termination, in view of the impracticality and extreme difficulty of ascertaining actual damages and by mutual agreement of the parties as to a reasonable calculation of Lender's lost profits, an early termination fee equal to (i) three percent (3%) of the Maximum Credit if such early termination occurs on or prior to the first anniversary of this Agreement, (ii) two percent (2%) of the Maximum Credit if such early termination occurs after the first anniversary of this Agreement but on or prior to the second anniversary of this Agreement, and (iii) one percent (1%) of the Maximum Credit if such early termination occurs after the second anniversary of this Agreement but on or prior to the third anniversary of this Agreement. No early termination fee shall be payable after the third anniversary of this Agreement or during any renewal term of this Agreement. Moreover, no early termination fee shall be payable if at any time during the continuation of an Event of Default the assets of Borrower are liquidated; provided that this sentence shall not apply (i) to a sale of substantially all of the stock or assets of Borrower, (ii) if the Obligations are refinanced, or (iii) if Borrower merges or consolidates with another corporation or other entity.

9.3 Additional Cash Collateral. Upon any termination of this Agreement by Borrower as permitted herein, in addition to payment of all Obligations which are not contingent, Borrower shall deposit such amount of cash collateral as Lender determines is necessary to secure Lender from loss, cost, damage or expense, including reasonable attorneys' fees, in connection with any open Accommodations or remittance items or other payments provisionally credited to the Obligations or with respect to which Lender has not yet received final and indefeasible payment.

9.4 Notices. Except as otherwise provided, all notices, requests and demands hereunder shall be (a) made to Lender at its address set forth in Section 10.6(a) and to Borrower at the chief executive office of any Borrower set forth in Section 10.6(c), or to such other address as either party may designate by written notice to the other in accordance with this provision; and (b) deemed to have been given or made: if by hand, immediately upon delivery; if by telex, telegram or facsimile, immediately upon receipt; if by overnight delivery service, one (1) day after dispatch; and if by first class or certified mail, three (3) days after deposit in the U.S. Mail, postage prepaid and addressed as set forth herein.

9.5 Severability. If any provision of this Agreement is held to be invalid or unenforceable, such provision shall not affect this Agreement as a whole, but this Agreement shall be construed as though it did not contain the particular provision held to be invalid or unenforceable.

9.6 Entire Agreement; Amendments; Assignments. This Agreement and the Promissory Note referred to in Section 2.2 hereof contain the entire agreement of the parties as to the subject matter hereof, all prior commitments, proposals and negotiations concerning the subject matter hereof being merged herein. Neither this Agreement nor the Promissory Note nor any provision hereof or thereof shall be amended, modified or discharged orally or by course of conduct, but only by a written agreement signed by an authorized officer of Lender. This Agreement shall be binding upon and inure to the benefit of each of the parties hereto and their respective successors and assigns, except that any obligation of Lender under this Agreement shall not be assignable or inure to the successors and assigns of Borrower.

9.7 Discharge of Borrower. No termination of this Agreement shall relieve or discharge Borrower of its obligations, grants of Collateral, duties and covenants hereunder or otherwise until such time as all Obligations to Lender have been indefeasibly paid and satisfied in full, including, without limitation, the continuation and survival in full force and effect of all security interests and liens of Lender in and upon all then existing and thereafter-arising or acquired Collateral and all warranties and waivers of Borrower.

9.8 Usage. All terms used herein which are defined in the Uniform Commercial Code shall have the meanings given therein unless otherwise defined in this Agreement and all references to the singular or plural herein shall also mean the plural or singular, respectively.

9.9 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of California.


SECTION 10. ADDITIONAL DEFINITIONS AND TERMS
         10.1     (a)      Maximum Credit:                                                                  $10,000,000

                  (b)      Gross Availability Formulas:

                                    Eligible Accounts Percentage:                                                   85%
                                    Eligible Inventory Percentage:                                                  60%

                  (c)      Aggregate Inventory Sublimit:                                                     $3,500,000






                           Additional Inventory Sublimits
                           (i)      Raw Steel Inventory:                                                       $750,000
                           (ii)     Virgin/Unprocessed Nickel:                                                 $100,000

                  (d)      Maximum days after Invoice
                                    Date for Eligible Accounts:                                                      90
                           Maximum days past due for
                                    Eligible Accounts:                                                               60

                  (e)      Minimum Borrowing:                                                                $4,000,000

         10.2     Term Loan:

                  Fey:                                                                                         $760,000
                  St. James:                                                                                   $674,605
                  Sigma:                                                                                       $137,750

         10.3     Accommodations:

                  (a)      Lender's Charge for Accommodations:                                          1.375%*/ over a
                                                                                                                360-day
                                                                                                                   year

                  (b)      Sublimit for Accommodations:                                                        $500,000

         10.4     Fees:

                  (a)      Interest Rate:                                                                    Prime Rate
                                                                                                         plus 1.375%**/
                                                                                                                 over a
                                                                                                                360-day
                                                                                                                   year

                  (b)      Facility Fee:                                                       $50,000 (less the amount
                                                                                            of any facility fee paid by
                                                                                   Borrower to Lender in November 1996)
                                                                                        on the date hereof; and $25,000
                                                                            on the first anniversary of the date hereof
         10.5     Intentionally Omitted.

--------
// This percentage will increase to 2.375% if Borrower suffers losses (as determined in accordance with generally accepted accounting principles, consistently applied) in excess of $500,000, determined on a rolling six month average. Such increase shall remain in effect until such time as Borrower achieves positive net income (as determined in accordance with generally accepted accounting principles, consistently applied), determined on a rolling six month average.
/*/ This percentage will increase to 2.375% if Borrower suffers losses (as determined in accordance with generally accepted accounting principles, consistently applied) in excess of $500,000, determined on a rolling six month average. Such increase shall remain in effect until such time as Borrower achieves positive net income (as determined in accordance with generally accepted accounting principles, consistently applied), determined on a rolling six month average.

         10.6     (a)      Lender's Office:                   300 South Grand Avenue
                                                              Third Floor
                                                              Los Angeles, CA 90071

                  (b)      Borrower:                          Wedgestone Automotive Corporation
                                                              Fey Automotive Products, Inc.
                                                              St. James Automotive Corporation
                                                              Sigma Plating Co., Inc.

                  (c)      Borrower's Chief
                           Executive Office:                  Wedgestone Automotive Corporation
                                                              5200 N. Irwindale Avenue, Suite 168
                                                              Irwindale, California  91706

                                                              Fey Automotive Products, Inc.
                                                              15854 Ornelas Street
                                                              Irwindale, California 91706

                                                              St. James Automotive Corporation
                                                              240 S. Fifteenth Street
                                                              St. James, Minnesota 56081

                                                              Sigma Plating Co., Inc.
                                                              1040 Otterbein Avenue
                                                              La Puente, California 91748

                  (d)      Locations of
                                    Eligible Inventory
                                    Collateral:               See Schedule "B".

                  (e)      Borrower's Other Offices and Locations of Collateral:               See Schedule "C".
                  (f)      Borrower's Trade Names for Invoicing:                               See Schedule "D".

                  IN WITNESS WHEREOF, Borrower and Lender have duly executed this Agreement this 18th day of March, 1997.


LENDER:                                       BORROWER:

THE CIT GROUP/CREDIT                          WEDGESTONE AUTOMOTIVE
  FINANCE, INC.                               CORPORATION



By:___________________________                By:_______________________________
Title:_________________________               Title:____________________________

                                     SECURED
                                 PROMISSORY NOTE

$1,650,000                                                          May 20, 1997
                                                           Irwindale, California

              FOR VALUE RECEIVED, the undersigned, Stockwood LLC, a Minnesota limited liability company (the"Company"), promises to pay to the order of Wedgestone Financial, a Massachusetts business trust (the "Lender"), and its successors and assigns, at its principal office in Irwindale, California or such other place as the holder may designate in writing from time to time, the principal sum of One Million Six Hundred Fifty Thousand Dollars ($1,650,000), in lawful money of the United States, together with interest from the date hereof on the unpaid principal balance outstanding from time to time at a rate of twelve percent (12%) per annum calculated on the basis of the actual number of days elapsed in a 360-day year.

         The principal indebtedness evidenced hereby, and any accrued and unpaid interest, shall be payable in one installment on May 20, 1998.

         Interest payments on the principal indebtedness evidenced hereby shall accrue commencing from the date hereof and be payable on May 20, 1998.

         This Note may be prepaid in whole or in part at any time and from time to time without premium or penalty, provided, however, the Company shall give the Lender not less than ten (10) days advance written notice of its intention to make any such prepayment. All prepayments on this Note shall be applied first to the payment of accrued interest, if any, and the balance shall be applied to principal.

         This Note is secured by that certain Pledge and Security Agreement, dated as of the date of this Note, between the Company and the Lender.

         The Company shall be in default under this Note if the Company fails to pay any principal or interest due under this Note within seven (7) days of the due date thereof, or is in default under that certain Pledge and Security Agreement, dated as of the date of this Note, between the Company and the Lender. Upon default, all unpaid principal and interest due under this Note shall be immediately due and payable.

         The Company agrees upon demand to pay or reimburse the Lender for all reasonable out-of-pocket expenses, including fees and expenses of counsel for the Lender arising in connection with the enforcement of this Note.

         This Note may not be changed or terminated orally. This Note shall bind the successors and assigns of the undersigned and shall enure to the benefit of the Lender and its successors and assigns. This Note shall be governed by the internal law of the State of New York without giving effect to the conflict of laws thereof. The Company waives presentment, demand, notice of demand, protest, notice of protest, and all other notices except relating to payment default in connection with the delivery, acceptance, performance, default or enforcement of this Note. If any provision of this Note shall be prohibited by or invalid under applicable law, such provision shall be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of remaining provisions of this Note.

              IN WITNESS WHEREOF, the Company has caused this Note to be executed on its behalf by a duly authorized officer on the day and year first above written.


                                        STOCKWOOD LLC


                                        By:
                                           -------------------------------------
                                            John C. Shaw
                                            Its Chief Manager

                          PLEDGE AND SECURITY AGREEMENT

         This Pledge and Security Agreement ("Agreement"), dated as of May 20, 1997, is by and between Stockwood LLC ("Pledgor") and Wedgestone Financial, a Massachusetts business trust ("Secured Party").

         A. Pledgor has outstanding liabilities to Connecticut General Life Insurance Company and The Morgan Stanley Leveraged Senior Debt Fund, L.P. (collectively, the "Debtholders") in the form of the 12% Senior Notes due January 31, 1996 in the aggregate principal amount of $9,500,000 as amended by that certain Allonge dated as of February 29, 1996 (the "Senior Notes") which are secured by that certain Pledge and Security Agreement dated as of November 18, 1994 to and for the benefit of the Debtholders.

         B. Pledgor has requested that the Secured Party make a loan to Pledgor in the amount of One Million Six Hundred Fifty Thousand Dollars ($1,650,000) (the "Loan") pursuant to a Secured Promissory note of even date (the "Note").

         C. Pledgor will use the proceeds from the Note to pay to the Debtholders accrued interest on, and reduce the principal on, the Senior Notes.

         D. Pledgor is the owner of 6,795,223 shares of beneficial interest, of which 3,500,000 shares are the subject of a pledge hereunder as evidenced by certificate no U26571 (the "Pledged Shares") of the Secured Party.

         E. Pledgor and Secured Party desire to have Pledgor grant to Secured Party a security interest in the Pledged Collateral (as hereinafter defined) to secure the payment of the Note.

                                   Agreement:

         In order to induce the Secured Party to make the Loan and in consideration and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Pledgor and Secured Party hereby agree as follows:

                                    ARTICLE I

                          Security Interest and Pledge

         1.01. Security Interest and Pledge. Pledgor hereby pledges to Secured Party, and grants to Secured Party a security interest in, the Pledged Shares and the certificates representing the Pledged Shares (the "Pledged Collateral").

         1.02. Security for Obligations. This Agreement secures the payment of all obligations and liabilities of Pledgor now or hereafter existing under the Note, whether for principal, interest, costs and expenses (including, but not limited to, expenses incurred by Secured Party to preserve and maintain the Pledged Collateral, collect any of the obligations herein described or enforce this Agreement), or otherwise, and all obligations of Pledgor now or hereafter existing under this Agreement (all such obligations of Pledgor being herein referred to as the "Obligations").

                                   ARTICLE II

                         Representations and Warranties

         Pledgor represents and warrants to Secured Party that:

         2.01. Title. Subject to the liens of the Debtholders, Pledgor is the legal and beneficial owner of the Pledged Collateral free and clear of any lien, security interest (other than the security interest granted herein), option or other charge or encumbrance.

         2.02. Authorized Pledge. Pledgor's execution and delivery of, and performance of its obligations under, this Agreement does not contravene any law or contractual restriction binding on or affecting either the Pledged Collateral or Pledgor. Further, no authorization, approval, or other action by, and no notice to or filing with, any governmental authority or regulatory body is required for either (i) the pledge of the Pledged Collateral pursuant to this Agreement or (ii) the execution, delivery or performance of this Agreement by Pledgor.

         2.03.  Legal,   Valid  and  Binding   Obligation.   This  Agreement  is
enforceable in accordance with its terms and is the legal, valid and binding obligation of Pledgor.

         2.04. First Priority Perfected Security Interest. The pledge of the Pledged Collateral pursuant to this Agreement creates a valid and perfected first security interest in the Pledged Collateral, securing the payment and performance of the Obligations.

                                   ARTICLE III

                       Affirmative and Negative Covenants

         Pledgor covenants and agrees as follows:

         3.01. Delivery of the Pledged Collateral. All certificates or instruments representing or evidencing the Pledged Shares are hereby delivered to Secured Party and are either in suitable form for transfer by delivery, or are accompanied by instruments of transfer or assignment duly executed in blank.

         3.02. Transfers and Other Liens. Without the prior written consent of Secured Party, Pledgor shall not (a) sell or otherwise dispose of, or grant any option with respect to, any of the Pledged Collateral, or (b) create or permit to exist any lien, security interest, or other charge or encumbrance upon or with respect to any of the Pledged Collateral, except for the security interest granted under this Agreement.

         3.03. Distributions. If Pledgor should become entitled to receive or shall receive (a) any stock certificate or voting trust certificate, or (b) any certificate representing a stock dividend or a distribution in connection with any reclassification, increase or reduction of capital or issued in connection with any liquidation, reorganization, option or rights, whether as an addition to, in substitution of, or in exchange for any Pledged Collateral, Pledgor shall
(i) accept the same as Secured Party's agent, (ii) hold the same in trust for Secured Party, and (iii) deliver the same immediately to Secured Party in the exact form received, with an appropriate endorsement of Pledgor and/or appropriate undated stock powers or assignment of stock certificate or voting trust certificate, duly executed in blank, to be held by Secured Party as Pledged Collateral, subject to the terms hereof.

         3.04. Further Assurances. Pledgor agrees that, at any time and from time to time after the date of this Agreement, at the expense of Pledgor, Pledgor will promptly execute and deliver all further instruments and documents, and take all further actions, that may be necessary in order to perfect and protect any security interest granted or purported to be granted hereby.

         3.05. Taxes. Pledgor agrees to pay or discharge prior to delinquency all taxes, assessments, levies, and other governmental charges imposed on it or its property, except Pledgor shall not be required to pay or discharge any tax, assessment, levy, or other governmental charge if (a) the amount or validity thereof is being contested by the Pledgor in good faith by appropriate proceedings diligently pursued, (b) such proceedings do not involve any danger of sale, forfeiture, or loss of the Pledged Collateral or any part or interest therein, and (c) adequate reserves therefor have been established in conformity with generally accepted accounting principles.

         3.06. Notification. Pledgor shall promptly notify Secured Party of (a) any lien, security interest, encumbrance or claim made or threatened against the Pledged Collateral, and (b) the occurrence or existence of any Event of Default (as hereinafter defined) or the occurrence or existence of any condition or event that, with the giving of notice or lapse of time or both, would be an Event of Default.

                                   ARTICLE IV

                       Rights of Secured Party and Pledgor

         4.01.  Voting  Rights and  Dividends.  Except as otherwise  provided in
Section 5.02, Pledgor shall be entitled to:

                  (a) exercise any and all voting and other consensual rights pertaining to the Pledged Collateral or any part thereof for any purpose not inconsistent with the terms of this Agreement; and

                  (b) receive and retain all cash dividends paid on or in respect of the Pledged Collateral.

         4.02. Secured Party May Perform. If Pledgor fails to perform any agreement contained herein, Secured Party may perform, or cause performance of, such agreement, and the reasonable out-of-pocket expenses of Secured Party incurred in connection therewith shall be payable by Pledgor.

         4.03. Secured Party's Duty of Care. Other than the exercise of due care in the physical custody of the Pledged Collateral while held by Secured Party hereunder, Secured Party shall have no responsibility for, or obligation or duty with respect to, all or any part of the Pledged Collateral or any matter or proceeding arising out of or relating thereto, including, without limitation, any obligation or duty to collect any sums due with respect thereto or to protect or preserve any rights against prior parties or any other rights pertaining thereto, it being understood and agreed that Pledgor shall be responsible for preservation of all rights in the Pledged Collateral.

                                    ARTICLE V

                                     Default

         5.01. Event of Default. As used herein, the term "event of Default" shall mean (i) a default by Pledgor under the terms of the Note or (ii) a default which remains uncured for thirty (30) days after a thirty (30) day notice from the Secured Party.

         5.02. Voting Rights and Dividends After an Event of Default. Upon the occurrence and during the continuance of an Event of Default, all rights of Pledgor to exercise the voting and other consensual rights, if any, and to receive cash dividends in respect of the Pledged Collateral, which Pledgor would otherwise be entitled to exercise or receive pursuant to Section 4.01, shall thereupon become vested in Secured Party who shall thereupon have the sole right to exercise such voting and other consensual rights and to receive and hold as Pledged Collateral such dividends.

         5.03. Remedies Upon Default. If any Event of Default shall have occurred and be continuing:

                  (a) Secured Party may exercise in respect of the Pledged Collateral, in addition to other rights and remedies provided for herein or otherwise available to it, all the rights and remedies of a secured party on default under any applicable New York commercial laws, in effect at that time, and Secured Party may also, without notice except as specified below, sell the Pledged Collateral or any part thereof in one or more parcels at public or private sale, at any exchange, broker's board or at any other place chosen by Secured party, for cash, on credit or for future delivery, and at such price or prices and upon such other terms as Secured Party may deem commercially reasonable. Pledgor agrees that, to the extent notice of sale shall be required by law, ten days' notice to Pledgor of the time and place of any public sale or the time after which any private sale is to be made shall constitute reasonable notification. Secured Party shall not be obligated to make any sale of the Pledged Collateral regardless of notice of sale having been given. Secured Party may adjourn any public or private sale from time to time by announcement at the time and place fixed therefore, and such sale may, without further notice, be made at the time and place to which it was so adjourned. Any sale or disposition of the Pledged Collateral must be effected in accordance with all applicable securities laws.

                  (b) Any cash held by Secured Party as Pledged Collateral and all cash proceeds received by Secured Party in respect of any sale of, collection from, or other realization upon all or any part of the Pledged Collateral may, in the discretion of Secured Party, be held by Secured Party as collateral for, and/or then or at any time thereafter applied in whole or in part by Secured Party against, all or any part of the Obligations in such order as Secured Party shall elect. Any surplus of such cash or cash proceeds held by Secured Party and remaining after payment in full if all the Obligations shall be paid over to Pledgor or to whomsoever may be lawfully entitled to receive such surplus.

                  (c) If the proceeds of the sale, collection or other realization of or upon the Pledged Collateral are insufficient to cover the costs and expenses of such sale, collection or realization and the payment in full of the Obligations, Pledgor shall remain liable for any deficiency.

                                   ARTICLE VI

                                  Miscellaneous

         6.01. Right to Sell. If secured Party shall determine to exercise its right to sell (other than in a public or other non-exempt offering) all or any of the Pledged Collateral pursuant to Section 5.03, Pledgor agrees that, upon request of Secured Party, Pledgor will, at its own expense, do or cause to be done all such other acts and things as may be necessary to make such sale of the Pledged Collateral or any part thereof valid and binding and in compliance with applicable law.

         6.02. Continuing Security Interest: Transfer of the Note. This Agreement shall create a continuing security interest in the Pledged Collateral and shall (a) remain in full force and effect until payment in full of the Obligations, (b) be binding upon Pledgor, its successors and assigns, and (c) inure to the benefit of Secured Party and its successors, transferees and assigns. Without limiting the generality of the foregoing clause (c), Secured Party may assign or otherwise transfer the Note to any other person or entity, and such other person or entity shall thereupon become vested with all the benefits and obligations in respect thereof granted to Secured Party herein or otherwise. Upon the payment in full of the Obligations, Pledgor shall be entitled to the return, upon its request and at its expense, of such of the Pledged Collateral as shall not have been sold or otherwise applied pursuant to the terms hereof.

         6.03. Amendments and Waivers. No amendment or waiver of any provision of this Agreement, nor consent to any departure by Pledgor here from, shall in any event be effective unless the same shall be in writing and signed by Secured Party, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

         6.04. Addresses for Notices. Any notice, consent, demand, request, approval or other communication to be given under this Agreement by either party to the other shall be in writing and shall be either (a) delivered in person,
(b) mailed by registered or certified mail, return receipt requested, postage prepaid, (c) delivered by overnight express delivery service or same-day local courier service, or (d) delivered by facsimile transmission, to the address set forth below, or to such other address as may be designated by the parties from time to time in accordance with this Section.

         If to Pledgor:
                                    Stockwood LLC
                                    520 Madison Avenue, 40th Floor
                                    New York, New York 10022
                                    Attn: John C. Shaw

         If to Secured Party:
                                    Wedgestone Financial
                                    520 Madison Avenue, 40th Floor
                                    New York, New York 10022
                                    Attn: Jeffrey S. Goldstein

Notices delivered personally, by overnight express delivery service or by local courier service shall be deemed given as of actual receipt. Mailed notices shall be deemed given three business days after mailing. Any such notice, consent or other communication shall be deemed given when delivered in person or, if mailed, when duly deposited in the mails.

         6.05. Termination. When all Obligations shall have been paid in full, or at such earlier time as Secured Party may specify in writing, this Agreement shall terminate, and Secured Party shall forthwith cause to be assigned, transferred and delivered any remaining Pledged Collateral to Pledgor.

         6.06. Headings. The headings, captions, and arrangements used herein are for convenience only and shall not affect the interpretation of this Agreement.

         6.07. Survival of Representations and Warranties. All representations and warranties made in this Agreement or in any certificate delivered pursuant hereto shall survive the execution and delivery of this Agreement.

         6.08. Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

         6.09. Severability. Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions of this Agreement.

         6.10. GOVERNING LAW AND VENUE. THIS AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK. IF ANY ACTION IS BROUGHT TO ENFORCE OR INTERPRET THIS AGREEMENT, VENUE FOR SUCH ACTION SHALL BE EXCLUSIVELY IN THE STATE AND FEDERAL COURTS LOCATED IN NEW YORK, NEW YORK.

         IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

                      PLEDGOR:

                      STOCKWOOD LLC


                      By:
                           -------------------------------------
                            John C, Shaw
                            Its: Chief Manager

                      SECURED PARTY:

                      WEDGESTONE FINANCIAL


                      By:
                           -------------------------------------
                            Jeffrey S. Goldstein
                            Its: President