Form 10-Q
period 1997-09-30
WEDGESTONE FINANCIAL INC
filed 1997-11-14
CIK 315621

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

                               September 30, 1997

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

              [ X ]  Yes                                 [   ]   No

            As of November 14, 1997, 21,885,668 shares of beneficial
                           interest were outstanding.
                   Total number of pages in this document: 14

================================================================================

                                          WEDGESTONE FINANCIAL & SUBSIDIARIES

                                                   TABLE OF CONTENTS
                                                                                                         Page
PART I   FINANCIAL INFORMATION
         Item 1   Financial Statements
                  Consolidated Balance Sheets - September 30, 1997 (unaudited) and
                  December 31, 1996.........................................................................2

                  Consolidated Statements of Operations (unaudited) for
                  the Three Months and Nine Months Ended September 30, 1997 and 1996........................3

                  Consolidated Statements of Shareholders' Equity (unaudited) for the Nine Months Ended September 30, 1997 and 1996.........................................4

                  Consolidated Statements of Cash Flows (unaudited) for
                  the Three Months and Nine Months Ended September 30, 1997 and 1996........................5

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

         Item 5   Other Information........................................................................12

         Item 6   Exhibits and Reports on Form 8-K.........................................................12



Signatures.................................................................................................13

                                                WEDGESTONE FINANCIAL AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS

                                           As of September 30, 1997 and December 31, 1996

                                             (Amounts in Thousands - except share data)
                                                                                                     (Unaudited)
                                                                                                         1997                1996
                                                                                                         ----                ----
ASSETS
Current Assets:
Cash                                                                                                   $     91            $    344
Accounts and other receivables - (net of allowances of $263 and $222
     in 1997 and 1996, respectively)                                                                      7,319               7,282
Inventories                                                                                               6,084               4,619
Prepaid expenses and other current assets                                                                   347                 565
Deferred income taxes                                                                                       500                 476
                                                                                                       --------            --------
     Total Current Assets                                                                                14,341              13,286
                                                                                                       --------            --------

Notes receivable - net                                                                                    1,801                  81
Real estate acquired by foreclosure - net                                                                   196               1,086
Property, plant and equipment - net                                                                       3,582               3,237
Goodwill                                                                                                     97                 130
Deferred income taxes                                                                                     1,357               2,196
Other assets                                                                                                228                 334
                                                                                                       --------            --------
                                                                                                          7,261               7,064
                                                                                                       --------            --------

     Total Assets                                                                                      $ 21,602            $ 20,350
                                                                                                       ========            ========



LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Revolving credit line and current portion of long-term debt                                            $    537            $  1,952
Accounts payable                                                                                          4,559               3,882
Accrued payroll and related expenses                                                                        617                 593
Other accrued expenses                                                                                    1,431               1,535
                                                                                                       --------            --------
     Total Current Liabilities                                                                            7,144               7,962

Long-term debt                                                                                            5,318               5,269
                                                                                                       --------            --------
     Total Liabilities                                                                                   12,462              13,231
Commitments and contingencies

Shareholders' Equity:

Shares of Beneficial Interest-par value
     $1.00 per share:  authorized - unlimited shares:
     issued and outstanding - 21,885,668 shares                                                          21,886              21,886
Additional paid-in capital                                                                               31,396              31,396
Accumulated deficit                                                                                     (44,142)            (46,163)
                                                                                                       --------            --------
     Total Shareholders' Equity                                                                           9,140               7,119
                                                                                                       --------            --------

     Total Liabilities and Shareholders' Equity                                                        $ 21,602            $ 20,350
                                                                                                       ========            ========

                                           See notes to consolidated financial statements.

                                                WEDGESTONE FINANCIAL AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                               For the Three Months and Nine Months Ended September 30, 1997 and 1996

                                                             (Unaudited)

                                           (Amounts in Thousands - except per share data)

                                                                 Three Months Ended September 30,    Nine Months Ended September 30,
                                                                       1997             1996              1997              1996
                                                                       ----             ----              ----              ----
Net sales                                                            $ 12,826         $ 11,441          $ 37,751          $ 34,389
Cost of sales                                                           8,163            7,401            24,380            23,460
                                                                     --------         --------          --------          --------
Gross profit                                                            4,663            4,040            13,371            10,929

Selling, general and administrative expenses                            3,429            3,254            10,059             8,867
                                                                     --------         --------          --------          --------
Operating income                                                        1,234              786             3,312             2,062

Goodwill amortization                                                      11               11                33                38
Other income                                                             --               --                (418)             --
Interest expense                                                          176              267               648               876
                                                                     --------         --------          --------          --------
Income before taxes                                                     1,047              508             3,049             1,148

Provision for income taxes                                                287               98             1,028               300
                                                                     --------         --------          --------          --------

Net income                                                           $    760         $    410          $  2,021          $    848
                                                                     ========         ========          ========          ========


Net income per share of beneficial interest                          $    .03         $    .02          $    .09          $    .04
                                                                     ========         ========          ========          ========

Weighted average number of shares outstanding                          21,886           21,886            21,886            21,886
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

                                                WEDGESTONE FINANCIAL AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                        For the Nine Months Ended September 30, 1997 and 1996

                                                             (Unaudited)

                                                       (Amounts in Thousands)
                                                                                          Additional
                                                             Shares of Beneficial          paid-in       Accumulated
                                                                   Interest                capital         deficit           Total
                                                           ------------------------       ----------     -----------        --------
                                                            Shares          Amount

Balance at December 31, 1995                                 21,886        $ 21,886        $ 31,396        ($47,535)        $  5,747

Net income                                                                                                      848              848
                                                           --------        --------        --------        --------         --------

Balance at September 30, 1996                                21,886        $ 21,886        $ 31,396        ($46,687)        $  6,595
                                                           ========        ========        ========        ========         ========

Balance at December 31, 1996                                 21,886        $ 21,886        $ 31,396        ($46,163)        $  7,119

Net income                                                                                                    2,021            2,021
                                                           --------        --------        --------        --------         --------

Balance at September 30, 1997                                21,886        $ 21,886        $ 31,396        ($44,142)        $  9,140
                                                           ========        ========        ========        ========         ========

                                           See notes to consolidated financial statements.

                                                WEDGESTONE FINANCIAL AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                               For the Three Months and Nine Months Ended September 30, 1997 and 1996

                                                             (Unaudited)

                                                       (Amounts in Thousands)
                                                                 Three Months Ended September 30      Nine Months Ended September 30
                                                                      1997          1996                  1997           1996
                                                                      ----          ----                  ----           ----
Cash Flows from Operating Activities:
Net income                                                          $   760        $   410               $ 2,021        $   848
Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
         Depreciation and amortization                                  217            198                   651            671
         Gain on sale of real estate                                   --             --                    (418)          --
         Gain on disposal of assets                                    --               (2)                 --             (204)
         Deferred income taxes                                          216           --                     815             52

Changes in operating assets and liabilities:
         Accounts and other receivables                                (460)            85                   (37)        (1,273)
         Inventories                                                   (512)        (1,025)               (1,465)        (1,359)
         Prepaid expenses and other current assets                      255             85                   218            (43)
         Accounts payable                                               854            102                   677            823
         Accrued payroll and related expenses                           187             93                    24             76
         Other accrued expenses                                          24             83                  (104)          (352)
         Other assets                                                    (8)           (35)                   16            (36)
                                                                    -------        -------               -------        -------
Net cash provided by (used in) operating activities                   1,533             (6)                2,398           (797)
                                                                    -------        -------               -------        -------

Cash Flows from Investing Activities:
         Proceeds from sale of equipment                               --                2                  --              234
         Proceeds from sale of real estate                             --             --                   1,328           --
         Capital expenditures                                          (547)          (249)                 (963)          (595)
         Investment in notes receivable                                --             --                  (1,650)          --
         Investment in real estate                                     --             --                    --                5
                                                                    -------        -------               -------        -------
Net cash used in investing activities                                  (547)          (247)               (1,285)          (356)
                                                                    -------        -------               -------        -------

Cash Flows from Financing Activities:
         Borrowings on term debt                                       --             --                     841           --
         Repayments of term debt                                       (121)          (697)                 (300)        (1,134)
         Net borrowings (repayments) on revolving debt                 (930)           616                (1,907)         2,044
                                                                    -------        -------               -------        -------
Net cash provided by (used in) financing activities                  (1,051)           (81)               (1,366)           910
                                                                    -------        -------               -------        -------

Net decrease in cash                                                    (65)          (334)                 (253)          (243)

Cash at beginning of period                                             156            456                   344            365
                                                                    -------        -------               -------        -------
Cash at end of period                                               $    91        $   122               $    91        $   122
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

NOTE 2.     Inventories

         Inventories consist of the following: (In Thousands)

                                                 September 30,      December 31,
                                                     1997               1996
                                                     ----               ----
              Finished goods                        $ 3,352           $ 2,474
              Work in progress                        1,368             1,239
              Raw materials                           1,512             1,025
                                                    -------           -------
                                                      6,232             4,738
              Less allowances                          (148)             (119)
                                                    -------           -------
                                                    $ 6,084           $ 4,619
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Background

         On June 15, 1992, Wedgestone acquired St. James Automotive Corp. This subsidiary manufactures and sells tubular products for the light-duty truck market such as grille guards, push bars and step bars. On November 18, 1994, Wedgestone acquired the Automotive Segment of Standun, Inc. ("Standun") which consisted of Sigma and the Fey Automotive Products division. The assets of the Fey division, which included the stock of Sigma, were merged into Wedgestone's wholly owned subsidiary Fey Automotive Products, Inc. In conjunction with the acquisition of the Automotive Segment of Standun, Wedgestone placed St. James, Fey and Sigma under the common ownership of its wholly owned subsidiary, Wedgestone Automotive. Collectively, these companies comprise Wedgestone Automotive.

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

         Since 1994 the Company has operated solely within the automotive aftermarket, serving both OE manufacturers and aftermarket customers with bumpers and tubular steel accessories. Since 1996, an erosion of Wedgestone's bumper sales has occurred due to a desire on the part of truck manufacturers to integrate the design of rear step bumpers into their current designs for light duty pick-up trucks and sport utility vehicles. New vehicle dealers who might choose Wedgestone's bumpers instead of the factory equivalent due to advantages in either price or greater tow capacity are returning to the factory bumper due to the incompatibility of the Company's current bumper line with current vehicle designs. For the near term, sales of Wedgestone bumpers to the crash replacement market will continue, however, unless the Company invests in new designs, its current line will not support the long term demands of the crash replacement market for aftermarket bumpers.

         In the past, the expected return on investment for updating the Company's bumper line was based on both crash replacement and aftermarket sales for new vehicles. Sales in both of these markets is used to justify the cost of new tooling. Since 1995, however, there has been a significant effort on the part of the OE manufacturers to improve dealer loyalty for their products. These efforts, which have been promoted through the use of pricing strategies designed to enhance dealer profits, have significantly eroded the Company's sales of bumpers to new vehicle dealers. As a result of the success of OE campaigns to enhance dealer loyalty, the Company does not believe there would be a sufficient return on investment to support the estimated $2 million required to develop new tooling to replicate current OE bumper designs. The Company is looking at alternative methods to lower the cost of this investment, including avoiding the investment through the import of components that more closely conform to the appearance of the new OE bumpers.

         In recent years, particulary with the development of their new truck designs, the OE manufacturers have increased their own line of aftermarket truck accessories. These accessories are being offered to their dealer networks in an effort to enhance OE profitability by participating in the more profitable aspects of the accessory aftermarket for their light duty trucks and sport utility vehicles. The sale of OE accessories has significantly benefitted from the OE programs designed to promote dealer loyalty. Wedgestone's line of tubular accessories has also benefitted from the OE accessory programs in that the Company has been able to secure supplier agreements from several OE manufacturers for Step Bars, Grille Guards, Light Bars, Push Bars and Combo Bars. These accessories are all tubular in nature and represent one consistent style of product. The Company's ability to rely on the sales of these products in the future is entirely dependant on the consumer's continued acceptance of these types of accessories.

         Due to the vulnerability of continued earnings stemming from a decline in bumper sales and the Company's dependancy on tubular products for its OE programs, Wedgestone intends to seek additional products and markets. While remaining committed to its core competency of metal fabrication and finishing, and maintaining its commitment to the light duty pickup and sport utility aftermarket, Wedgestone intends to reduce its dependancy on this market as the sole source of return on invested capital. This expansion of product and markets will require significant investments in tooling, processes and product design. The Company expects this expansion to take several years and will involve a significant financial commitment to procure equipment and finance the acquisition of companies that would assist and accelerate Wedgestone's penetration of market segments compatible with its core competency.

Liquidity  and Capital Resources

         To date, Wedgestone has financed its business activities through cash flows from operations. Additional debt has been incurred primarily for working capital and acquisitions.

         For the nine months ended September 30, 1997, cash flows from operations totaling $3,069,000 were supplemented by additional advances from unsecured creditors totaling $597,000 and a reduction in prepaid expenses and other assets totaling $218,000 and $16,000, respectively. These funds were used to acquire $1,465,000 in additional inventories and $37,000 in trade receivables, resulting in net cash provided by operations totaling $2,398,000 for the first nine months of 1997 compared to cash consumed by operations totaling $797,000 for this same period in 1996. Net cash flows from operations were further supplemented during the period by net proceeds from the sale of real estate totaling $1,328,000 and net borrowings on long-term debt totaling $541,000. During 1997, the Company invested $963,000 in new equipment, invested in notes receivable from a related party totaling $1,650,000 and made payments on revolving debt totaling $1,907,000 resulting in a net decrease in cash for the nine months ended September 30, 1997 totaling $253,000 compared to a $243,000 decrease in cash for the same period in 1996.

         In November 1994 Wedgestone entered into a three-year, $7.5 million credit facility, which provided for a revolving credit line and term loan with CIT / Credit Finance ("CIT"), and was collateralized by substantially all of the assets of the Company. On March 18, 1997, the Company amended and restated the agreement with CIT resulting in a five-year $10 million credit facility providing a revolving credit line and term loan under terms substantially similar to the original agreement. The amended and restated agreement provides for borrowings based on a percentage of inventory and receivables and includes an equipment term loan, at the lender's prime rate plus 1.375% (10% at September 30, 1997).

         On May 20, 1997 Wedgestone advanced Stockwood, LLC. ("Stockwood") $1,650,000 under a one year secured note with interest at 12 percent. The note is secured by 3,500,000 shares of beneficial interest of Wedgestone Financial with principal and interest due at maturity. Stockwood is a related party through common ownership by certain Wedgestone Financial shareholders.

         Capital projects to increase production capacity have been authorized totaling approximately $1,000,000 in response to new production awards. These expenditures will culminate by the end of the first quarter of 1998. The Company has secured satisfactory financing arrangements for these capital expenditures in the form of third party operating leases. Management is continuing to review the capital needs of the Company in light of its long and short term business strategy.

         The Company continues to actively seek acquisition opportunities in the Automotive Products Business Segment and other market segments unrelated to the automotive industry. Management believes such acquisitions to be critical to the Company's long-term prospects. To the extent that Wedgestone expands its operations and makes additional acquisitions, it will need to obtain additional funding from institutional lenders and other sources. Wedgestone's ability to use equity in pursuing acquisitions may be limited by its desire to preserve certain tax attributes including its net operating loss carry forwards.

Results Of Operations

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

         Net sales increased $1,385,000 or 12% to $12,826,000 for the three months ended September 30, 1997 compared to $11,441,000 for the same period in 1996. This reflects a decrease of $1,039,000 or 18% in sales of bumpers offset by a $2,424,000 or 43% increase in the sales of tubular and other products. The increase in tubular sales reflects a continuing acceptance of the Company's line of Westin tubular truck accessories in the light duty pickup and sport utility aftermarket. The decline in bumper sales reflects a general decline in the demand for aftermarket bumpers. This decline is mostly due to efforts of the original equipment ("OE") manufacturers to integrate the rear step bumpers on light duty pickup trucks into the overall design of each new vehicle. With the release of new OE bumper designs on 1997 models the Company is losing its competitive advantage afforded by its current line of aftermarket bumpers. Management believes that the Company will continue to experience significant erosion in bumper sales in the remaining three months of 1997 and that the decline in bumper sales will accelerate in 1998 as new OE light duty truck models are released. Slowing this decline will be a continued demand for Wedgestone bumpers in the crash replacement market. The crash replacement business, however, will also decline unless the Company makes significant investments in new tooling to replicate the new OE bumper designs. The Company is currently examining alternatives to these tooling investments, including the import of components that more closely conform to the appearance of the OE bumpers. Sales of bumpers for the year ended December 31, 1996 represented 48% or $21,688,000 of total Company sales.

         The Company continues to pursue sales of its products directly to the OE manufacturers. For the quarter ended September 30, 1997 sales to OE customers increased 126% to $1,239,000 compared to $546,000 for the same period in 1996. In response to OE quality requirements the Company received its ISO 9001 / QS 9000 rating on June 9, 1997. During the quarter ended June 30, 1997, the Company received new production awards from Mercedes Benz, Subaru, and Nissan for products to be made in its Irwindale, California facility. Initial sales on these agreements totaled $988,000 for the quarter ended September 30, 1997. The Company also received a production award from Ford in the quarter ended June 30, 1997 for product to be delivered in 1998. An investment approximating $1,000,000 in equipment will be required to fulfill this award. Purchase commitments for a majority of this equipment have been made. All of the OE production awards are for tubular products. These products are generally not a functional part of the vehicle. Future procurement of such products by the OE manufacturers is conditional upon market acceptance of the products as designed and upon the public's continued interest in the general appearance of these types of accessories.

         Gross margins increased $633,000 or 15% to $4,663,000 or 36% of sales for the three months ended September 30, 1997 compared to $4,040,000 or 35% of sales in 1996.

         Sales and marketing costs decreased by $177,000 or 9% to $1,860,000 or 15% of sales for the three months ended September 30, 1997 compared to $2,037,000 or 19% of sales in 1996. The decrease is due to lower advertising and promotional costs incurred by the Company in response to lower sales of aftermarket bumpers.

         Administrative costs increased by $352,000 or 28% to $1,569,000 for the three months ended September 30, 1997 compared to $1,217,000 in 1996. Product design and development costs account for this increase. Included in these costs are salaries, benefits and overhead costs for additions to the Company's engineering staff. The Company believes that its future competitive position in the automotive aftermarket will require significant increases in engineering and development costs over the next several years.

         Interest expense decreased $91,000 or 34% to $176,000 for the three months ended September 30, 1997 compared to $267,000 in 1996. This decrease is attributable to the decrease in interest rates in 1997 compared to 1996. Interest rates were further reduced in the quarter as a result of the amended and restated CIT credit facility.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

         Net sales increased $3,362,000 or 9% to $37,751,000 for the nine months ended September 30, 1997 compared to $34,389,000 for the same period in 1996. This reflects a decrease of $1,816,000 or 11% in sales of bumpers offset by a $5,178,000 or 29% increase in the sales of tubular and other products. The increase in tubular sales reflects a continuing acceptance of the Company's line of Westin tubular truck accessories in the light duty pickup and sport utility aftermarket. The decline in bumper sales reflects a general decline in the demand for aftermarket bumpers. This decline is mostly due to efforts of the original equipment ("OE") manufacturers to integrate the rear step bumpers on light duty pickup trucks into the overall design of each new vehicle. With the release of new OE bumper designs on 1997 models the Company is losing its competitive advantage afforded by its current line of aftermarket bumpers. Management believes that the Company will continue to experience significant erosion in bumper sales in the remaining three months of 1997 and that the decline in bumper sales will accelerate in 1998 as new OE light duty truck models are released. Slowing this decline will be a continued demand for Wedgestone bumpers in the crash replacement market. The crash replacement business, however, will also decline unless the Company makes significant investments in new tooling to replicate the new OE bumper designs. The Company is currently examining alternatives to these tooling investments, including the import of components that more closely conform to the appearance of the OE bumpers. Sales of bumpers for the year ended December 31, 1996 represented 48% or $21,688,000 of total Company sales. Bumper sales for the first nine months of 1997 totaled $14,663,000 compared to $16,479,000 in 1996.

         The Company continues to pursue sales of its products directly to the OE manufacturers. For the nine months ended September 30, 1997 sales to OE customers increased 48% to $2,473,000 compared to $1,667,000 for the same period in 1996. In response to OE quality requirements the Company received its ISO 9001 / QS 9000 rating on June 9, 1997. During the quarter ended June 30, 1997, the Company received new production awards from Mercedes Benz, Subaru, and Nissan for products to be made in its Irwindale, California facility. Initial sales on these agreements totaled $988,000 in sales for the quarter ended September 30, 1997. The Company also received a production award from Ford in the quarter ended June 30, 1997 for product to be delivered in 1998. An investment approximating $1,000,000 in equipment will be required to fulfill this award. Purchase commitments for a majority of this equipment have been made. All of the OE production awards are for tubular products. These products are generally not a functional part of the vehicle. Future procurement of such products by the OE manufacturers is conditional upon market acceptance of the products as designed and upon the public's continued interest in the general appearance of these types of accessories.

         Gross margins increased $2,442,000 or 22% to $13,371,000 or 35% of sales for the nine months ended September 30, 1997 compared to $10,929,000 or 32% of sales in 1996 which included $609,000 in gross margin losses on the sales of Hercules' products.

         Sales and marketing costs increased by $323,000 or 6% to $5,518,000 or 15% of sales for the nine months ended September 30, 1997 compared to $5,195,000 or 15% of sales in 1996. The increase is due to additional advertising and promotional costs incurred by the Company to further penetrate the traditional and retail market segments for Westin tubular products. The Company believes that further expenditures in this area are required to maintain the market growth achieved and expand these markets further.

         Administrative costs increased by $869,000 or 24% to $4,541,000 for the nine months ended September 30, 1997 compared to $3,672,000 in 1996. Product design and development costs account for this increase. Included in these costs are salaries, benefits and overhead costs for additions to the Company's engineering staff. The Company believes that its future competitive position in the automotive aftermarket will require significant increases in engineering and development costs over the next several years.

         Other income for the nine months ended September 30, 1997 consists of the gain on the sale of the Company's 21 acres of land known as the College Point property.

         Interest expense decreased $228,000 or 26% to $648,000 for the nine months ended September 30, 1997 compared to $876,000 in 1996. This decrease is attributable to the decrease in debt associated with Hercules and to the decrease in interest rates in 1997 compared to 1996. Interest rates were further reduced in the second quarter as a result of the amended and restated CIT credit facility.

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

              None.

          (b) Reports on Form 8-K:

              None.

                                     PART II

                                   SIGNATURES




         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Wedgestone Financial



Date:    November 14, 1997                      By: /s/      Eric H. Lee
                                                    --------------------
                                                Chief Financial Officer
                                                (Principal Financial Officer)

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