Form 10-K405
period 1997-12-31
WEDGESTONE FINANCIAL INC
filed 1998-02-25
CIK 315621

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

---------------------


                                      FORM 10-K
(Mark One)

                     [ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                 for the period ended

                                  DECEMBER 31, 1997

                   [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                            for the transition period from


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

                               5200 N. IRWINDALE AVENUE
                                      SUITE 168
                             IRWINDALE, CALIFORNIA 91706
                                    (626) 338-3555

             (Address, including zip code and telephone number, including area code of registrant's principal executive offices)

                                 ---------------------

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

               [ X ]   YES                             [   ]   No

As of February 6, 1998, 21,885,668 shares of beneficial interest were outstanding. The aggregate market value of the shares held by non-affiliates of the registrant on that date was approximately $ 2,720,000 based on the last reported sale price of the shares at that date.

     Total number of pages in this document: 43        Exhibits at page: 37

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                        PART I


ITEMS 1. AND 2.    BUSINESS AND PROPERTIES

A.   INTRODUCTION AND BACKGROUND

     Wedgestone Financial ("Wedgestone" or the "Company"), a Massachusetts business trust which was organized in 1980, commenced operations as a real estate investment trust under the Internal Revenue Code of 1986, as amended, and continued those operations through December 31, 1991. On August 9, 1991, Wedgestone filed a petition with the United States Bankruptcy Court for the district of Massachusetts Eastern Division (the "Bankruptcy Court") under Chapter 11 of the United States Bankruptcy Code, Case No. 91-16930-WCH (the "Bankruptcy Proceeding"). Wedgestone's plan of reorganization (the "Plan") was confirmed by the Bankruptcy Court on May 5, 1992. Wedgestone operates in two business segments as follows:

          A) Automotive Products for the light duty truck aftermarket; and

          B) Real Estate and Lending activities.

     The business of the Automotive Products segment is conducted primarily through Wedgestone's wholly owned subsidiary, Wedgestone Automotive Corp ("Wedgestone Automotive"), which, in turn, wholly owns the subsidiaries Fey Automotive Products, Inc. ("Fey"), St. James Automotive Corp ("St. James"), Sigma Plating Co., Inc. ("Sigma"). The Automotive Product segment also included Hercules Automotive Products, Inc., a former subsidiary of the Company which was acquired on January 9, 1995 and sold on April 18, 1996. Fey and Sigma were acquired on November 18, 1994, and have been accounted for as a put-together, which is similar to the pooling of interest method of accounting.


                 FINANCIAL INFORMATION RELATING TO BUSINESS SEGMENTS
                                (Amounts in Thousands)


                                                              FOR THE YEARS ENDED DECEMBER 31,

REVENUES:                                                     1997           1996           1995
                                                            -------        -------        -------

     AUTOMOTIVE PRODUCTS:
          Manufactured Products for Light Duty Trucks       $47,604        $41,452        $39,970
          Contract Plating                                    3,937          3,312          3,680
          All Other                                             846          1,522          2,462
                                                            -------        -------        -------
        TOTAL                                               $52,387        $46,286        $46,112
                                                            -------        -------        -------
                                                            -------        -------        -------

     REAL ESTATE AND LENDING (a)                                ---            ---            ---

OPERATING INCOME (LOSS):
          Automotive Products                               $ 4,488        $ 2,944        $ 3,259
          Real Estate and Lending                              (265)          (174)          (529)
                                                            -------        -------        -------

TOTAL                                                       $ 4,223        $ 2,770        $ 2,730
                                                            -------        -------        -------
                                                            -------        -------        -------

IDENTIFIABLE ASSETS:
     Automotive Products                                    $18,984        $16,221        $17,228
     Real Estate and Lending                                  1,948          1,167          1,375
                                                            -------        -------        -------
     TOTAL IDENTIFIABLE ASSETS                              $20,932        $17,388        $18,603
                                                            -------        -------        -------
                                                            -------        -------        -------

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

     On January 5, 1995, Wedgestone Automotive, through its wholly owned subsidiary Hercules Automotive Products, Inc. ("Hercules"), acquired substantially all of the assets of Hercules Bumpers, Inc., a Georgia company. This acquisition was intended to provide greater access to the dealer direct business segment for Wedgestone Automotive. The segment involved the sale of rear step bumpers for light duty trucks to new vehicle dealers as an alternative to the factory supplied bumper. Hercules Bumpers, Inc., was the largest domestic supplier in this dealer direct segment. During 1995, a major Original Equipment Manufacturer ("OEM") initiated a program to secure a greater portion of rear step bumper sales. The program, which involved severe price competition and program buying, eroded a substantial portion of Hercules' sales base and placed Hercules in a loss position for the fourth quarter of 1995. In response to the likely prospect of significant continued losses, Wedgestone Automotive ceased manufacturing operations at Hercules on March 5, 1996. In a further decision to exit this segment, Wedgestone Automotive sold its stock ownership in Hercules to MBC Corporation for $1.00 and the assumption of certain debt and other liabilities approximating $4.5 million pursuant to a Stock Purchase Agreement. The Pelham, Georgia manufacturing plant along with its inventory and accounts receivable constituted all of the material assets of Hercules. There are no remaining assets of Hercules.

     Wedgestone Automotive manufactures and distributes automotive aftermarket products for the light duty truck market. Principal products include rear bumpers; tubular products such as grille guards, push bars, and step rails; and various other related aftermarket products. Additionally, Sigma provides contract chrome plating services to other unrelated parties. Combined sales for all products were $52,387,000, $46,286,000 and $46,112,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

     ORIGINAL EQUIPMENT AFTERMARKET:   Utilizing products specifically
     approved by truck manufacturers including Ford, General Motors, Mercedes-Benz, Nissan and Subaru, Wedgestone Automotive ships directly into their distribution channels in order to take advantage of factory supported sales of its truck accessories through dealer level service parts operations.

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

     In recent years, particularly with the development of their new truck designs, the OE manufacturers have increased their own line of aftermarket truck accessories. These accessories are being offered to their dealer networks in an effort to enhance OE profitability by participating in the more profitable aspects of the accessory aftermarket for their light duty trucks and sport utility vehicles. The sale of OE accessories has significantly benefitted from the OE programs designed to promote dealer loyalty. Wedgestone's line of tubular accessories has also benefitted from the OE accessory programs in that the Company has been able to secure supplier agreements from several OE manufacturers for Step Bars, Grille Guards, Light Bars, Push Bars and Combo Bars. These accessories are all tubular in nature and represent one consistent style of product. The Company's ability to rely on the sales of these products in the future is entirely dependant on the consumer's continued acceptance of these types of accessories.

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

     On February 9, 1998 the Company announced a Tender Offer (the "Offer" or "Tender Offer") to acquire all of the issued and outstanding shares of the Company, including vested stock options and warrants, not owned by certain majority shareholders which include Stockwood LLC, JCS Management Co. Inc., PFG Corporation, RAB Management Corp., and JMS Holdings Co., Inc. whom collectively own 62.1% of the current issued and outstanding shares. The Offer price is $
 .67 net per share to sellers in cash. On February 6, 1998, the last full trading day before the Offer, the price was $ .35 per share. Shares not tendered will be converted into the right to receive $ .67 per share in a merger to be consummated as soon as practical after the tender offer.

SIGNIFICANT CUSTOMERS, COMPETITIVE POSITION, INTELLECTUAL PROPERTY

     There is no single customer whose purchases exceeded 10% of Wedgestone Automotive's sales. The sectors of the automotive industry in which Wedgestone operates are extremely competitive and heavily influenced by policies and programs implemented by the OE Manufacturers. The companies servicing Wedgestone Automotive's markets with competing products vary in size and capability with none dominating the market as a whole. All such companies compete on the basis of product design, availability, lead time, price and product performance. Wedgestone Automotive has no patents, franchises or concessions. It markets its products under various trade names including FEY, TUFF BAR AND WESTIN and holds registered trademarks on the names QUAD TUBE, SURSTEP, CONTOUR and DIAMONDSTEP.

RAW MATERIALS, DISTRIBUTION, INVENTORIES AND SEASONALITY

     Raw materials are purchased under standard industry terms through a number of vendors located within the vicinity of the plant being served. Management does not anticipate any shortages of materials. Wedgestone Automotive utilizes direct sales personnel and manufacturer's representatives to market its products which are distributed through the manufacturing facilities in California and Minnesota and further through distribution warehouses in Utah and Texas.

     Sales are primarily serviced out of finished goods inventories. For this reason, inventories are a material portion of the Company's operating assets. The Company schedules manufacturing to maintain desired inventory levels. Order backlogs for Wedgestone Automotive totaled $4,594,000 as of December 31, 1997, as compared to $2,300,000 as of December 31, 1996. This growth is attributed to the growing demand for Westin products manufactured at St. James as well as orders received under new OE supplier agreements which increase the order backlog due to the OE manufacturers tendency to schedule orders several weeks in
advance of required deliveries.   While the automotive aftermarket is not
considered to be seasonal, it is subject to the annual effects of new model introductions and, as such, business can increase in the fall after new models are released and in the spring as dealers seek to move inventory in anticipation of the next model year.

SUBSIDIARY OPERATIONS; EMPLOYEES, AND FACILITIES

     As of February 19, 1998, Wedgestone Automotive manufactures its products in several subsidiaries as follows:


     Facility                           Square Footage      Employees           Products
     --------                           --------------      ---------           --------

Fey Automotive Products, Inc.               89,000             180         Bumpers, Step Rails &
                                                                           Related Products

St. James Automotive Corp.                  95,000             200         Bumpers, Grille Guards,
                                                                           Step Bars & other Tubular
                                                                           Products

Sigma Plating Co., Inc.                     26,000             100         Intercompany and outside
                                           -------             ---         contract plating services

                                           210,000             480
                                           -------             ---
                                           -------             ---


     The manufacturing employees of Fey are represented by a union whose contract expires in March 1999. Employees at Sigma and St. James are not subject to a collective bargaining agreement. Wedgestone believes that its relations with all of its employees are satisfactory.

     Fey leases 89,000 square feet of manufacturing, warehousing and office space located in Irwindale, California, approximately 30 miles east of Los Angeles. Fey also leases distribution warehouses in Salt Lake City, Utah and North Richland Hills, Texas. The leases expire at various times through 2002.

     St. James leases a 95,000 square foot facility in St. James, Minnesota, which is approximately 120 miles southwest of Minneapolis. The lease obligation extends through October 31, 1998. The lease contains a purchase option for the facility. St. James also leases a warehouse facility in Fairmont, Minnesota under a two year agreement that includes an option to purchase the property.

     Sigma owns a 26,000 square foot facility on 3 acres of land in La Puente, California, approximately 25 miles east of Los Angeles.

ENVIRONMENTAL MATTERS

     St. James and Sigma operate chrome plating facilities. Hazardous wastes generated by these operations are disposed of in the normal course for this type of business. Aqueous wastes are treated at the facility to meet applicable regulatory standards and then discharged to the public treatment works. Solid wastes and by-products are transported to a recycler for processing and destruction. All current activities at the facilities are believed to be within the operational parameters of the required environmental permits and are monitored both internally by facility personnel and periodically by regulatory agencies. In anticipation of expanding the St. James facility and its operations, St. James conducted tests which revealed environmental contamination by a previous operator/tenant. St. James notified the principal shareholder of the prior operator, who is also the landlord, and the relevant regulatory authorities of the test results. St. James has been partially indemnified from costs relating to potential clean-up by the principal shareholder of the landlord. St. James, working in conjunction with local, state and federal authorities, has performed the remediation work required on this site. Post remediation site approval has been granted. The Company does not anticipate any material expenditures in 1998 in connection with compliance with environmental regulations.

C.   REAL ESTATE AND LENDING SEGMENT

     Although its primary focus has shifted toward its Automotive Products business segment, Wedgestone's Real Estate and Lending business segment has continued since emerging from bankruptcy in 1992.

REAL ESTATE ACQUIRED BY FORECLOSURE

     Wedgestone owned three properties that were acquired by foreclosure, one of these was sold in 1997. The remaining properties include four vacant first-floor units in a seven-story condo building in Peabody, Massachusetts and 53 acres of undeveloped land in Bristol, Connecticut. The Company does not intend to develop the Bristol, Connecticut property at the present time. If the Company did decide to develop this property, the Company would require the assistance of a real estate development partner.

     On January 31, 1997, the Company signed a contract for the sale of approximately 21 acres of land in Queens, New York, 15 acres of which are below water (the "College Point" property) for $1.375 million less expenses of $42,200. Of this amount, $137,500 was tendered upon signing of the agreement and the balance, $1,237,500, was received at closing on February 27, 1997. The book value of this property as of December 31, 1996 was $914,800. The Company recognized a gain of $418,000 in 1997 on this transaction.

PROMISSORY NOTES AND CLAIMS RECEIVABLE

     Wedgestone had one outstanding loan receivable on one property in Sebago Lake, Maine, the aggregate value of which totaled approximately $81,000 as of December 31, 1996, net of reserves. On November 10, 1997, in connection with the sale of the Sebago property, the Company received full payment on this loan receivable.


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


NET OPERATING LOSS

     Wedgestone has a net operating loss carry forward for federal income tax purposes of approximately $38,123,000 as of December 31, 1997.


ITEM 3.   LEGAL PROCEEDINGS

BANKRUPTCY CLAIMS

     An appeal was filed against the Company on May 25, 1995, by a holder of the Company's formerly issued Special Income Shares (the "Income Shares"). The Income Shares were designated to receive a distribution of any excess "profit or appreciation" realized by the Company on certain specific mortgages and notes receivable. The one remaining outstanding loan under which income rights had been granted related to a loan the Company participated in with a bank. This bank subsequently was liquidated and the FDIC assumed control. The FDIC approached the Company to seek approval to foreclose on the note since it was in default. Since the Company was involved in a bankruptcy proceeding, the Company sought bankruptcy court approval to proceed on the foreclosure action. In the motion seeking such approval was a request that (i) the FDIC remit to the Company any excess proceeds from the note, (ii) the Company cancel the Special Income Shares since this note was the sole remaining loan and (iii) the Company pay any funds, net of costs and fees collected from the FDIC to the holders of Income Shares as a liquidating distribution. This motion was approved by the bankruptcy court and the appeal was instituted. On January 6, 1998 the appeal was denied.

OTHER

     A complaint was filed against Fey, a wholly owned subsidiary of Wedgestone Automotive Corp ("WAC"), on September 10, 1996, in the Superior Court of Mitchell County in the state of Georgia, by Mitchell Real Estate Partnership, C. Ray Council, Hal A. Council, Max R. Council, Rex A. Council, June Council Hunter and Gay Council Moring (collectively, "Mitchell"). In its complaint, Mitchell asserts breach of contract and fraud claims against the defendants resulting from a Marketing Agreement between Mitchell, Fey and HAP for marketing consulting services relating to Hercules products, alleging, among other things, that Fey has impeded Mitchell's ability to earn commissions under the Marketing Agreement. Mitchell seeks monetary damages in excess of $4 million. Fey and the other defendants have removed the case to the United States District Court for the Middle District of Georgia. Fey and the other defendants have filed a motion to dismiss the case. Fey has agreed to extend the period for filing a responsive pleading pending the resolution of the procedural issues. Additional named defendants are John C. Shaw, chairman and trustee of the Company, Jeffrey S. Goldstein, a trustee of the Company, James J. Pinto, the President of PFG Corporation, which holds in excess of 5% of the Company's shares, and David L. Sharp, the Chief Executive Officer of WAC and President of the Company. This litigation is in the initial stages and as of February 13, 1998, no discovery has taken place.
Fey and the other defendants believe Mitchell's claims are without merit and intend to vigorously contest the Mitchell complaint and pursue counter claims and affirmative defenses. Management is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                       PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Wedgestone's shares of beneficial interest are currently traded in the over-the-counter market under the trading symbol "WDGF". The prices set forth below represent trades between dealers, without adjustment for retail mark up, mark down or commission, and do not necessarily represent actual transactions. The following table sets forth the high and low bid prices of Wedgestone's shares of beneficial interest for each quarter of 1997 and 1996.


                                                     Market Price Range
                                             ---------------------------------

                                                  1997                1996
                                             --------------      -------------
     Quarter                                 High     Low       High      Low
     -------                                 ----     ----      ----      ----
     First                                   .37       .32       .25       .20
     Second                                  .32       .26       .60       .22
     Third                                   .27       .27       .60       .35
     Fourth                                  .27       .27       .45       .31
                                             ----------------------------------

     On February 6, 1998, the bid price of Wedgestone's shares of beneficial interest was $ .35.

RECORD HOLDERS

     On February 19, 1998, there were approximately 3,100 holders of record Wedgestone's shares of beneficial interest.

CASH DIVIDENDS DECLARED AND PAID PER SHARE

     There were no dividends declared or paid by Wedgestone on its shares of beneficial interest for the years ended December 31, 1991 through 1997. Wedgestone presently intends to retain all earnings in connection with its business. Payment of dividends in the future will be within the discretion of the Board of Trustees and will depend upon, among other factors, earnings and the operating and financial condition of the business.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data have been derived from Wedgestone's Consolidated Financial Statements and should be read in conjunction with the Management Discussion and Analysis and the Consolidated Financial Statements and related notes.


                                                                  YEAR ENDED DECEMBER 31,
                                              ---------------------------------------------------------------
                                                1997        1996          1995          1994           1993

OPERATING DATA: (In Thousands)

     Net sales                                $52,387     $46,286        $46,112       $34,618        $29,472
     Net Income (loss)                        $ 2,946     $ 1,372        $ 1,845       $ 1,493        ($  116)
                                              -------     -------        -------       -------        -------
                                              -------     -------        -------       -------        -------

PER SHARE DATA:


     Net income (loss) basic and diluted     $   .13      $   .06        $   .08       $   .07        ($  .01)
                                              -------     -------        -------       -------        -------
                                              -------     -------        -------       -------        -------

     Weighted average
       Shares outstanding basic and
       diluted                            21,885,668   21,885,668     21,764,280    20,385,668     20,385,668
                                          ----------   ----------     ----------    ----------     ----------
                                          ----------   ----------     ----------    ----------     ----------

BALANCE SHEET DATA:  (In Thousands)

     Working Capital                         $ 8,511      $ 5,324        $ 4,188       $ 3,418        $ 2,390
                                             -------      -------        -------       -------        -------
                                             -------      -------        -------       -------        -------
     Total assets                            $22,543      $20,350        $21,398       $14,391        $11,530
                                             -------      -------        -------       -------        -------
                                             -------      -------        -------       -------        -------
     Long-term debt                          $ 5,364      $ 5,269        $ 8,447       $ 5,676        $ 3,835
                                             -------      -------        -------       -------        -------
                                             -------      -------        -------       -------        -------
     Total shareholders' equity              $ 8,293      $ 7,119        $ 5,747       $ 3,382        $ 2,558
                                             -------      -------        -------       -------        -------
                                             -------      -------        -------       -------        -------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

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

     On January 5, 1995, Wedgestone Automotive, through its former wholly owned subsidiary Hercules Automotive Products, Inc. acquired substantially all of the assets of Hercules Bumpers, Inc., a Georgia company. This acquisition was intended to provide access to a new business segment for Wedgestone Automotive. The segment, known as dealer direct, involved the sale of rear step bumpers for light-duty trucks to new vehicle dealers as an alternative to the factory supplied bumper. Hercules Bumpers, Inc., was the largest domestic supplier in this dealer direct segment offering dealers a line of specialty bumpers. During 1994, a major OE manufacturer initiated a program to secure a greater portion of rear step bumper sales. The program, which involved severe price competition and program buying, eroded a substantial portion of Hercules' sales base and placed Hercules in a loss position for the fourth quarter of 1995. In response to the likely prospect of continued losses, Wedgestone Automotive ceased manufacturing operations at Hercules on March 5, 1996. In a further decision to exit this segment, Wedgestone Automotive sold its ownership in Hercules to MBC Corporation for $1.00 and the assumption of certain debt and other liabilities approximating $4.5 million pursuant to a Stock Purchase Agreement. The Pelham, Georgia manufacturing plant along with the then existing inventory and accounts receivable constituted all of the material assets of Hercules.

     Since 1994 the Company has operated solely within the automotive aftermarket, serving both OE manufacturers and aftermarket customers with bumpers and tubular steel accessories. Since 1996, an erosion of Wedgestone's bumper sales has occurred due to a desire on the part of truck manufacturers to integrate the design of rear step bumpers into their current designs for light duty pick-up trucks and sport utility vehicles. New vehicle dealers who might choose Wedgestone's bumpers instead of the factory equivalent due to advantages in either price or greater tow capacity are returning to the factory bumper due to the incompatibility of the Company's current bumper line with current vehicle designs. For the near term, sales of Wedgestone bumpers to the crash replacement market will continue, however, unless the Company invests in new designs, management believes that the current line will not support the long term demands of the crash replacement market for aftermarket bumpers.

     In the past, the expected return on investment for updating the Company's bumper line was based on both crash replacement and aftermarket sales for new vehicles. Sales in both of these markets is required to justify the cost of new tooling. Since 1995, however, there has been a significant effort on the part of the OE manufacturers to improve dealer loyalty for their products. These efforts, which have been promoted through the use of pricing strategies designed to enhance dealer profits, have significantly eroded the Company's sales of bumpers to new vehicle dealers. As a result of the success of OE campaigns to enhance dealer loyalty, the Company does not believe there would be a sufficient return on investment to support the estimated $2 million required to develop new tooling to replicate current OE bumper designs. The Company is looking at alternative methods to lower the cost of this investment, including avoiding the investment through the import of components that more closely conform to the appearance of the new OE bumpers.

     In recent years, particularly with the development of their new truck designs, the OE manufacturers have increased their own line of aftermarket truck accessories. These accessories are being offered to their dealer networks in an effort to enhance OE profitability by participating in the more profitable aspects of the accessory aftermarket for their light duty trucks and sport utility vehicles. The sale of OE accessories has significantly benefitted from the OE programs designed to promote dealer loyalty. Wedgestone's line of tubular accessories has also benefitted from the OE accessory programs in that the Company has been able to secure supplier agreements from several OE manufacturers for Step Bars, Grille Guards, Light Bars, Push Bars and Combo Bars. These accessories are all tubular in nature and represent one consistent style of product. The Company's ability to rely on the sales of these products in the future is entirely dependant on the consumer's continued acceptance of these types of accessories.

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

     On February 9, 1998 the Company announced a Tender Offer (the "Offer" or "Tender Offer") to acquire all of the issued and outstanding shares of the Company not owned by certain majority shareholders which include Stockwood LLC, JCS Management Co. Inc., PFG Corporation, RAB Management Corp., and JMS Holdings Co., Inc. whom collectively own 62.1% of the current issued and outstanding shares. The Offer price is $ .67 net per share to sellers in cash. Shares not tendered will be converted into the right to receive $ .67 per share in a merger to be consummated as soon as practical after the Tender Offer. The Company has arranged for financing the Offer through its primary lender, The CIT Group / Credit Finance. The arrangements include additional borrowings under the Company's current revolver credit line approximating $3,000,000, additional advances under equipment financing term notes approximating $500,000 and an 18 month term note for $1,500,000. The Company will use approximately $1,000,000 of existing cash to fund the balance of the $6,000,000 estimated cost pf the Tender Offer assuming that all shares are tendered.


LIQUIDITY  AND CAPITAL RESOURCES

     To date, Wedgestone has financed its business activities through cash flows from operations. Additional debt has been incurred primarily for working capital and acquisitions. See Note 8 to the Consolidated Financial Statements.

     Cash flows from operations totaling $3,315,000 were supplemented by $682,000 in additional advances by unsecured creditors and a reduction of $127,000 in other assets. These funds were used to provide $2,922,000 in additional working capital consisting of $1,469,000 in additional advances to customers, $1,364,000 in inventories and $89,000 in other current assets resulting in net cash provided by operations totaling $1,202,000 in 1997 compared to $280,000 in 1996. Net cash flows from operations were further supplemented by collections on mortgage notes totaling $166,000, net proceeds from the sale of real estate totaling $1,328,000 and additional borrowings on long-term debt totaling $1,572,000. During 1997, the Company invested $825,000 in new equipment, made payments on long-term debt totaling $860,000, reduced revolving debt by $375,000 and entered into a note receivable with a related party totaling $1,650,000 for a net increase in cash of $558,000 in 1997 compared to a decrease of $21,000 in 1996.

     On May 20, 1997 Wedgestone advanced Stockwood, LLC. ("Stockwood") $1,650,000 under a one year secured note with interest at 12 percent. The note is secured by 3,500,000 shares of beneficial interest of Wedgestone Financial with principal and interest due at maturity. Stockwood is a related party through common ownership by certain Wedgestone Financial shareholders and owns 6,795.223 shares of beneficial interest in Wedgestone Financial.

     On February 9, 1998, the Company signed a commitment letter with The CIT Group / Credit Finance ("CIT") in connection with its Tender Offer. The agreement provides additional term loans on equipment totaling approximately $500,000, an 18 month term loan for $1,500,000, and raises the Company's overall credit line with CIT to $13,000,000. Interest on the new loans are unchanged from the Company's current rates which are prime plus 1.375%. (Aggregating 9.75% as of February 6, 1998.) The Company will use approximately $3,000,000 in additional borrowings under its existing revolving credit line with CIT to fund the balance of the Tender Offer costs.

     On March 18, 1997, the Company amended and restated the agreement with CIT to a five-year $10 million credit facility collateralized by substantially all of the assets of the Company's wholly owned subsidiaries, providing a revolving credit line and term loan under terms substantially similar to the original agreement. The amended and restated agreement provides for borrowings based on a percentage of inventory and receivables and includes an equipment term loan. All loans are stated at the lender's prime rate plus 1.375% (9.75% at December 31, 1997).

     In connection with the acquisition of Hercules on January 9, 1995, a former wholly-owned subsidiary of Wedgestone assumed certain debt consisting of a term loan of $4.0 million, and an industrial revenue bond of $285,000 due March 1, 1999. On March 5, 1996, the Company closed the Hercules facility in Pelham, Georgia, as a result of unfavorable market conditions. On April 18, 1996, the Company sold its stock ownership in Hercules to MBC Corporation for $1.00 and the assumption of certain debt and other liabilities, including the outstanding borrowings on the term loan and industrial revenue bond. The total debt and liabilities assumed by MBC Corporation approximated $4.5 million.

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

     The Company is currently addressing its computer systems and business processes to ensure that its systems will be capable of processing periods for the year 2000 and beyond as well as ensure that its business processes will be able to support current and anticipated future computer system needs. The Company does not anticipate the costs associated with addressing the foregoing capabilities will have a material adverse impact on the Company's financial position or results of operations.


RESULTS OF OPERATIONS

CURRENT YEAR PERFORMANCE: 1997 COMPARED TO 1996

     Net sales increased $6,101,000 or 13% to $52,387,000 in 1997 compared to $46,286,000 in 1996. This reflects a $7,415,000 increase in the sales of products manufactured in the Company's St. James subsidiary and a $2,255,000 decrease in the products manufactured in the Company's Fey subsidiary. Contributing to Fey's decline in net sales is a $4,014,000 decline in the Company's Traditional and Retail market segments for bumpers, offset by a $2,700,000 increase in the Company's OE manufacturers segment. The Company continues to pursue the OE segment of the light-duty truck aftermarket and considers this segment to be an important component of future growth.

     Gross margins increased $3,534,000 or 24% to $18,259,000 or 35% of sales in 1997 compared to $14,725,000 or 32% of sales in 1996. This increase is due to the increase in sales, a more favorable product sales mix and a greater return on fixed and semi fixed costs in 1997 over 1996.

     Sales and marketing costs increased by $366,000 or 5% to $7,593,000 or 15% of sales in 1997 compared to $7,227,000 or 16% of sales in 1996. This increase is due to increases in selling costs incurred to support the higher sales volumes achieved in 1997.

     Administrative costs increased by $1,715,000 or 36% to $6,443,000 in 1997 compared to $4,728,000 in 1996. Product design and development costs account for 43% or $746,000 of this increase. Included in these costs are salaries, benefits and overhead costs for additions to the Company's engineering staff. The Company believes that its future competitive position in the automotive aftermarket will require significant increases in engineering and development costs over the next several years and that overhead expenditures in this area totaling $849,000 in 1997 are expected to increase in 1998. The remainder of the increase in administrative costs include operating costs associated with new EDP systems, insurance and other costs associated with sales growth in 1997 over 1996.

     Interest expense decreased $290,000 or 26% to $836,000 in 1997 compared to $1,126,000 in 1996. This decrease is attributable to the decrease in interest rates experienced in connection with the lower interest rate on the restated CIT credit line, reductions of outstanding borrowings under the revolver and $122,000 in interest income recorded in 1997 on notes receivable from Shareholders.

     Other income consists of the gain on the sale of the Company's 21 acres of land known as the College Point property.

     Income taxes in 1997 reflect a $1,242,000 adjustment to the Company's valuation reserve. The adjustments are due to management's expectations of the Company's ability to utilize its net operating loss carry forwards due to its more recent earnings performance.


PRIOR PERFORMANCE: 1996 COMPARED TO 1995

     Net sales increased $174,000 to $46,286,000 in 1996 compared to $46,112,000 in 1995. This reflects a $9,668,000 decrease in the sales of Hercules products offset by a $6,592,000 or 67% increase in the sales of products manufactured in the Company's St. James subsidiary and a $3,250,000 increase in the products manufactured in the Company's Fey subsidiary. Contributing to the overall growth in net sales is a 44% and 43% increase in the Company's Traditional and Retail market segments, respectively. Growth in these two segments totaled $11,944,000 and was offset by a $2,102,000 or 27% decline in the Company's Original Equipment Manufacturer's segment. The Company continued to pursue the OE segment of the light-duty truck aftermarket and considers this segment to be an important component of future growth. During 1996, the Company secured orders from two new OE customers whose initial 1996 sales totaled $289,000.

     Gross margins increased $360,000 or 3% to $14,725,000 or 32% of sales in 1996 compared to $14,365,000 or 31% of sales in 1995. This increase is due to an increase in sales and a more favorable product sales mix in 1996 compared to 1995.

     Sales and marketing costs increased by $501,000 or 7% to $7,227,000 or 16% of sales in 1996 compared to $6,726,000 or 15% of sales in 1995. The majority of this increase is selling costs incurred to enhance and maintain the higher sales volumes achieved in 1996. A significant amount of the increase is due to additional advertising and promotional costs incurred by the Company to further penetrate the Traditional and Retail market segments. The Company believes that further expenditures in this area are required to maintain the market growth achieved in 1996 and expand these markets further.

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


ACCOUNTING PRONOUNCEMENTS

     In June 1997, The Financial Accounting Standards Board issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This statement is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for disclosure about the operating segments, products, and services, geographic areas and major customers, as well as descriptive information on how the operating segments were determined. The Company has not yet determined its reportable segments under this Statement.
The Company will adopt this Statement in 1998.


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

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                        WEDGESTONE FINANCIAL AND SUBSIDIARIES
                        -------------------------------------

                                        INDEX



                                                                         Page
                                                                         ----

     Financial Statements

               Independent Auditor's Report                                14

               Consolidated Balance Sheets as of
                 December 31, 1997 and 1996                                15

               Consolidated Statements of Income
                 for the years ended December 31,
                 1997, 1996, and 1995.                                     16

               Consolidated Statements of
                 Shareholders' Equity for the years
                 ended December 31, 1997, 1996, and 1995.                  17

               Consolidated Statements of Cash
                 Flows for the years ended
                 December 31, 1997, 1996 and 1995.                         18


               Notes to Consolidated Financial
                 Statements.                                               19

INDEPENDENT AUDITORS' REPORT


To the Board of Trustees and Shareholders of Wedgestone Financial and
Subsidiaries:

We have audited the accompanying consolidated balance sheets of Wedgestone Financial and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the consolidated financial statement schedules listed in the index at
Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wedgestone Financial and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations, and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




-----------------------

February 19, 1998
Deloitte & Touche LLP
Los Angeles, California

                        WEDGESTONE FINANCIAL AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                           AS OF DECEMBER 31, 1997 and 1996

                      (Amounts in Thousands--except share data)



ASSETS  (Note 8)                                                                    1997                1996
                                                                                  --------            --------
Current Assets:
Cash                                                                              $    902            $    344
Accounts and other receivables - (net of allowances of $344 and
 $333 in 1997 and 1996, respectively)                                               8,751               7,282
Inventories (Note 5)                                                                 5,983               4,619
Prepaid expenses and other current assets                                              654                 565
Deferred income taxes (Note 9)                                                       1,107                 476
                                                                                  --------            --------
  Total Current Assets                                                              17,397              13,286

Notes receivable - (Note 7)                                                            ---                  81
Real estate acquired by foreclosure - net (Note 7)                                     176               1,086
Property, plant and equipment - net (Note 6)                                         3,342               3,237
Goodwill - net                                                                          87                 130
Deferred income taxes (Note 9)                                                       1,420               2,196
Other assets (Deposits)                                                                121                 334
                                                                                  --------            --------
                                                                                     5,146               7,064
                                                                                  --------            --------

  Total Assets                                                                    $ 22,543            $ 20,350
                                                                                  --------            --------
                                                                                  --------            --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Revolving credit line and current portion of long-term debt (Note 8)              $  2,194            $  1,952
Accounts payable                                                                     4,488               3,882
Accrued payroll and related expenses                                                   809                 593
Other accrued expenses                                                               1,395               1,535
                                                                                  --------            --------
  Total Current Liabilities                                                          8,886               7,962

Long-term debt (Note 8)                                                              5,364               5,269
                                                                                  --------            --------
  Total liabilities                                                                 14,250              13,231

Commitments and contingencies (Notes 10 and 12)

Shareholders' Equity:  (Notes 11)
Shares of Beneficial Interest - par value $1.00 per
  share:  authorized -- unlimited shares;
  issued and outstanding -- 21,885,668 shares
  at December 31, 1997 and 1996                                                     21,886              21,886
Additional paid-in capital                                                          31,396              31,396
Note receivable from shareholder                                                    (1,772)                ---
Accumulated deficit                                                                (43,217)            (46,163)
                                                                                  --------            --------
  Total Shareholders' Equity                                                         8,293               7,119
                                                                                  --------            --------

  Total  Liabilities and Shareholders' Equity                                     $ 22,543            $ 20,350
                                                                                  --------            --------
                                                                                  --------            --------

                   See notes to consolidated financial statements.

                        WEDGESTONE FINANCIAL AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 and 1995

                    (Amounts in Thousands--except per share data)




                                                               1997           1996            1995
                                                             --------       --------        --------
Net sales                                                    $ 52,387       $ 46,286        $ 46,112

Cost of sales                                                  34,128         31,561          31,747
                                                             --------       --------        --------

Gross profit                                                   18,259         14,725          14,365

Selling, general and administrative expenses (Note 4)          14,036         11,955          11,635
                                                             --------       --------        --------
Operating income                                                4,223          2,770           2,730

Goodwill amortization                                              44             49             106

Interest expense-net (Notes 4 and 8)                              836           1,126          1,340

Other (income) expense (Note 3)                                  (418)            67             697
                                                             --------       --------        --------
Income before taxes                                             3,761          1,528             587

Provision (benefit) for income taxes (Note 9)                     815            156          (1,258)
                                                             --------       --------        --------

Net income                                                    $ 2,946        $ 1,372        $  1,845
                                                             --------       --------        --------
                                                             --------       --------        --------
Net income per share of beneficial interest:

   Basic and diluted                                          $   .13        $   .06        $    .08
                                                             --------       --------        --------
                                                             --------       --------        --------
Weighted average number of shares outstanding:

   Basic and diluted                                           21,886         21,886          21,764
                                                             --------       --------        --------
                                                             --------       --------        --------

                   See notes to consolidated financial statements.

                        WEDGESTONE FINANCIAL AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 and 1995

                                (Amounts in Thousands)



                                                                                 Additional
                                                     Shares of Beneficial          paid-in       Shareholder   Accumulated
                                                           Interest                capital          Loans        deficit     Total
                                                     ---------------------       ----------      -----------   -----------  -------
                                                     Shares         Amount
Balance at December 31, 1994                         20,386         20,386         $32,376                      ($49,380)   $3,382

Issuance of shares of beneficial interest to
  secure third party debt guarantee (Note 1)           1,200         1,200            (840)                                    360

Issuance of shares of beneficial interest in
  exchange for acquisition services (Note 4)             200           200            (140)                                     60

Issuance of shares of beneficial interest to
  pay off outstanding debt (Note 1)                      100            100                                                    100

Net income                                                                                                         1,845     1,845
                                                     -------       --------       --------                     ---------   -------

Balance at December 31, 1995                          21,886         21,886         31,396                       (47,535)    5,747
-------

Net income                                                                                                         1,372     1,372
                                                     -------       --------       --------                     ---------   -------

-------
Balance at December 31, 1996                          21,886       $ 21,886       $ 31,396                      ($46,163)  $ 7,119
                                                     -------       --------       --------                     ---------   -------
Advance to shareholder                                                                            ($1,772)                  (1,772)

Net income                                                                                                         2,946     2,946
                                                     -------       --------       --------        -------      ---------   -------
Balance at December 31, 1997                          21,886       $ 21,886       $ 31,396        ($1,772)     ($ 43,217)  $ 8,293
                                                     -------       --------       --------        -------      ---------   -------
                                                     -------       --------       --------        -------      ---------   -------

                   See notes to consolidated financial statements.

                        WEDGESTONE FINANCIAL AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOW

                 FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 and 1995

                                (Amounts in Thousands)



                                                                 1997            1996           1995
                                                               -------         -------        -------
Cash Flows from Operating Activities:
Net income                                                     $ 2,946         $ 1,372        $ 1,845
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Accrued interest receivable                                   (122)           ---            ---
    Write-off of note receivable                                   ---             60            697
    Depreciation and amortization                                  764            771          1,198
    Deferred income taxes                                          145            (82)        (1,300)
    Gain on disposal of assets                                    (418)           ---            ---
    Loss on sale of subsidiary                                     ---            797            ---

Changes in assets and liabilities:
    Accounts and other receivables                              (1,469)        (2,196)          (109)
    Inventories                                                 (1,364)        (1,598)           617
    Prepaid expenses and other current assets                      (89)          (193)          (177)
    Accounts payable                                               606          1,143            333
    Accrued payroll and related expenses                           216             92            211
    Other accrued expenses                                        (140)           100         (1,016)
    Other assets                                                   127             14           (463)
                                                               -------        -------       --------

Net cash provided by operating activities                        1,202            280          1,836
                                                               -------        -------       --------

Cash Flows from Investing Activities:
    Proceed from sale of real estate and equipment               1,328            217            ---
    Proceeds from repayment of mortgage notes receivable           166              3              1
    Cash advanced to shareholder                                (1,650)           ---            ---
    Acquisition costs paid                                          --            ---           (401)
    Capital expenditures                                          (825)          (933)          (926)
    Investment in real estate                                      ---            ---           (126)
                                                               -------        -------       --------

Net cash used in investing activities                             (981)          (713)        (1,452)
                                                               -------        -------       --------

Cash Flows from Financing Activities:
    Repayment of long-term debt                                   (860)        (1,406)          (949)
    Deferred financing fees paid                                   ---            ---            (85)
    Borrowings on long-term debt                                 1,572            ---            635
    Net borrowings (repayments) on revolving debt                 (375)         1,818            201
                                                               -------        -------       --------
Net cash provided by (used in) financing activities                337            412           (198)
                                                               -------        -------       --------

Net Increase (Decrease) in Cash                                    558            (21)           186
Cash at Beginning of Year                                          344            365            179
                                                               -------        -------       --------
Cash at End of Year                                            $   902        $   344       $    365
                                                               -------        -------       --------
                                                               -------        -------       --------


                  See notes to consolidated financial statements.

                        WEDGESTONE FINANCIAL AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 1997, 1996 and 1995


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

     Although its primary focus has shifted toward its Automotive Products business segment, Wedgestone's Real Estate and Lending business segment has continued since emerging from bankruptcy in 1992. Wedgestone owns two properties that were acquired by foreclosure. The aggregate value, net of reserves, is approximately $176,000 as of December 31, 1997 (See Note 7: Real Estate and Lending).

     ACQUISITIONS - Since May 1992, Wedgestone has acquired three manufacturing operations. On June 15, 1992, Wedgestone acquired St. James Automotive Corp. ("St. James") in exchange for 6,795,220 shares of beneficial interest of Wedgestone and accounted for this acquisition as a purchase. On November 18, 1994, Wedgestone acquired the Automotive Segment of Standun, Inc. ("Standun"), which consisted of the Fey Automotive Products Division ("Fey") and Sigma Plating Co., Inc. ("Sigma") in exchange for 6,795,223 shares of beneficial interest of Wedgestone and the assumption of approximately $1,104,000 of outstanding debt due to Fifth Avenue Partners, a related party of Wedgestone, and certain other liabilities. The shareholders of Standun owned, directly or indirectly, approximately 48% of Wedgestone prior to the acquisition and, as a result, this acquisition was accounted for as a "put-together" which is similar to the pooling of interest method of accounting. As a result of the acquisition, Standun owned 31% of the outstanding shares of beneficial interest of Wedgestone. On January 9, 1995, Wedgestone acquired substantially all of the assets of Hercules Bumpers, Inc. ("Hercules"). The purchase price for the assets acquired was the assumption of certain debt and other liabilities approximating $5.1 million. In addition, certain debt was guaranteed jointly and severally by Charles W. Brady ("Brady"), the former principal shareholder of Hercules, and Chattahoochee Leasing Corporation ("CLC"), a corporation controlled by Brady. In exchange for this guarantee, Brady received a promissory note in the amount of $300,000 and 1,200,000 shares of beneficial interest of Wedgestone. In consideration for an agreement to pay a liability of Hercules, CLC received a promissory note for $100,000 which was secured by 100,000 shares of beneficial interest of Wedgestone. In June, 1995, the Company exercised its right under the CLC Agreement and acquired the note by issuing these shares to CLC. (See Note 3 - Sale of Subsidiary.)

     BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Wedgestone and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.


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

GOODWILL - The Company reviews the recoverability of goodwill to determine if there has been any permanent impairment. This assessment is performed based on the estimated undiscounted future cash flows (excluding interest charges) from operating activities compared with the carrying value of goodwill. If the undiscounted future cash flows are less than the carrying value, a write-down would be recorded, to reduce the asset to its estimated fair value. Accumulated amortization was $175,000 and $132,000 at December 31, 1997 and 1996, respectively. Goodwill is amortized over a period of seven years.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS -

          CASH, ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE, NOTES PAYABLE AND NOTE RECEIVABLE FROM SHAREHOLDER - The carrying amounts approximate fair value because of the short maturities of these instruments.

          REVOLVING LINE OF CREDIT AND TERM LOAN - The carrying amount approximates fair value because the interest rate is based on variable reference rates.

CONCENTRATION OF CREDIT RISK - Financial instruments which subject the Company to credit risk consist primarily of accounts receivable. This risk is reduced due to the number of customers and their geographic dispersion. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

REAL ESTATE ACQUIRED BY FORECLOSURE - Real estate acquired by foreclosure is recorded at the lower of cost or fair value less estimated selling costs.

INCOME/LOSS PER SHARE OF BENEFICIAL INTEREST - During 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. The Statement replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution and is computed by dividing income available to shareholders of beneficial interest by the weighted average number of shares outstanding for the period. The Statement also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of diluted EPS computation. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. The adoption of SFAS No. 128 did not have an effect on the Company's financial statements as other potentially dilutive securities issued in 1997 were not dilutive. In addition, it is not necessary to restate prior periods presented.

ACCOUNTING PRONOUNCEMENTS - In June 1997, The Financial Accounting Standards Board issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This statement is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for disclosure about the operating segments, products, and services, geographic areas and major customers, as well as descriptive information on how the operating segments were determined. The Company has not yet determined its reportable segments under this Statement. The Company will adopt this Statement in 1998.

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

     On April 18, 1996, the Board of Directors authorized and completed the sale of the Company's stock ownership in Hercules to MBC Corporation for $1.00 and the assumption of certain debt and other liabilities approximating $4.5 million, pursuant to a Stock Purchase Agreement. Included in other expense in 1996 is a loss on the sale of Hercules totaling $920,000


NOTE 4.    RELATED PARTIES

     St. James has renewed its five year consulting agreement with PSG Associates, an affiliate of the former owners of St. James (who are also affiliated with Wedgestone), to provide advisory services to St. James with respect to its operations, expansion and financing activities at a minimum rate of $125,000 per year plus reimbursement of expenses through 2002. St. James paid $125,000 to PSG Associates for each of the years ended December 31, 1997, 1996 and 1995, respectively.

     In connection with the acquisition of the Automotive Segment of Standun Inc., Resource Holdings Associates and PFG Corp. ("PFG"), both of which are controlled by certain Wedgestone shareholders, received a fee of $220,000, in February 1995 consisting of $160,000 and 200,000 shares of beneficial interest of Wedgestone at a valuation price of $.30 per share.

     On January 25, 1995, Hercules entered into a five year agreement with PFG and Wedgestone Partners, an affiliate of the aforementioned shareholders, to provide advisory services to Hercules with respect to its operations, expansion and financing activities at an aggregate amount of $175,000. Hercules paid $175,000 for the year ended December 31, 1995, and $44,000 of this fee through April 18, 1996. This agreement was terminated in conjunction with the sale of the Company's stock ownership in Hercules.

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


NOTE 5.  INVENTORIES


               Inventories consist of the following:  (In Thousands)

                                                                 December 31,
                                                             1997           1996
                                                            ------         ------

     Finished goods                                         $3,056         $2,474
     Work in progress                                        1,528          1,239
     Raw materials                                           1,531          1,025
                                                             -----          -----
                                                             6,115         4,738
     Less allowances                                          (132)         (119)
                                                            ------        ------
                                                            $5,983       $ 4,619
                                                            ------        ------
                                                            ------        ------

NOTE 6.  PROPERTY, PLANT AND EQUIPMENT

     The components of property, plant and equipment are as follows:
(In Thousands)


                                                                 December 31,
                                                              1997         1996
                                                            -------      --------
     Buildings and leasehold improvements                   $1,364        $1,229
     Land                                                      500           500
     Machinery and equipment                                 9,022         8,440
     Furniture and fixtures                                  1,432         1,324
                                                            ------        ------
                                                            12,318        11,493
     Accumulated depreciation and amortization              (8,976)       (8,256)
                                                            ------        ------
     Net property, plant and equipment                      $3,342        $3,237
                                                            ------        ------
                                                            ------        ------



NOTE 7.    REAL ESTATE AND LENDING

     On January 30, 1997, the Company entered into an agreement to sell its 21 acres of land known as the Queens property for $1,375,000 less expenses of $42,200. Of this amount, $137,500 was tendered upon signing of the agreement and the balance, $1,237,500, was received upon closing on February 27, 1997. The book value of this property as of December 31, 1996 was $914,800. The Company recognized a gain of approximately $418,000 on this transaction.

     The balance in notes receivable is as follows:  (In Thousands)

                                                                 December 31,
                                                              1997         1996
                                                            -------     --------

          Sebago Lake Note                                     ---            81
                                                            ------        ------
                                                            $  ---         $  81
                                                            ------        ------
                                                            ------        ------

     The balance of real estate acquired by foreclosure is as follows: (In Thousands)


                                                                 December 31,
                                                              1997         1996
                                                            -------      -------

               Gross investment                             $  622       $ 7,644
               Write down                                     (446)       (6,558)
                                                            ------       -------
               Net                                          $  176       $ 1,086
                                                            ------       -------
                                                            ------       -------

NOTE 8.    REVOLVING CREDIT LINE AND LONG-TERM DEBT

     Revolving credit lines and long-term debt consist of the following: (In Thousands)

                                                                               December 31,
                                                                           1997           1996
                                                                          ------         ------
     Revolving credit line with The CIT Group/Credit Finance,
        interest at prime plus 1.375% (9.75% at December 31, 1997)        $5,677         $5,394

     Term loan with The CIT Group/Credit Finance, interest
        at prime plus 2.5% (10% at December 31, 1996)                        ---            696
     Term loan with The CIT Group/Credit Finance, interest
        at prime plus 2.5% (10% at December 31, 1996)                        ---            351

     Term loan with The CIT Group/Credit Finance, interest
        at prime plus 1.375% (9.75% at December 31, 1997)                  1,336            ---

     Notes payable to Fifth Avenue Partners, interest at 9%,
        payable in monthly installments of $22,917 through
        December 31, 1999                                                    505            720


     Other                                                                    40             60
                                                                          ------         ------

     Total                                                                 7,558          7,221
     Less current portion of long-term debt                               (2,194)        (1,952)
                                                                          ------         ------

     Total long-term debt                                                 $5,364         $5,269
                                                                          ------         ------
                                                                          ------         ------


     The contractual payments of principal on long-term debt are due as follows:
$2,194,000 in 1998, $581,000 in 1999, $319,000 in 2000, $320,000 in 2001 and
$4,121,000 in 2002.

     In connection with the Tender Offer (the "Offer" or "Tender Offer") described in Note 11, the Company has arranged for financing the Offer through its primary lender, The CIT Group / Credit Finance. The arrangements include additional borrowings under the Company's current revolver loan approximating $3,000,000, additional advances under equipment financing term notes approximating $500,000 and an 18 month term note for $1,500,000. The Company will use approximately $1,000,000 in existing cash to fund the balance of the $6,000,000 estimated Tender Offer price assuming that all ofthe shares are tendered.

     On March 18, 1997, the Company amended and restated the agreement with CIT to a five-year $10 million credit facility collateralized by substantially all of the assets of the Company's wholly owned subsidiaries, providing a revolving credit line and term loan under terms substantially similar to the original agreement. The amended and restated agreement provides for borrowings based on a percentage of inventory and receivables and includes an equipment term loan. All loans are stated at the lender's prime rate plus 1.375% (9.75% at December 31, 1997).

     Wedgestone assumed a note associated with the termination of Standun's management agreement with Fifth Avenue Partners, a related party of Wedgestone, in the amount of $1,104,000 in conjunction with the acquisition of the Automotive Segment (See Note 1).


NOTE 9.    INCOME TAXES

     Wedgestone previously operated as a real estate investment trust ("REIT") under certain sections of the Internal Revenue Code. Wedgestone lost its REIT status when it emerged from bankruptcy in August 1992, and as such, income is taxed at the Wedgestone level. Wedgestone currently has a net operating loss carry forward of approximately $36,800,000 for federal Income tax purposes. These losses expire in various years from 2004 to 2008.

     In connection with the acquisition of the Automotive Segment, a tax benefit of $440,000 which was attributable to the increase in tax basis of the Automotive Segment's assets was allocated to additional paid-in capital.

     The provision for income taxes consists of the following components:

                                              1997       1996          1995
                                             ------      -----       -------
          Current                            $  670      $ 238       $    42
          Deferred                            1,387        484           168
          Change in valuation allowance      (1,242)      (566)       (1,468)
                                             ------      -----       -------
                                             $  815      $ 156      ($ 1,258)
                                             ------      -----       -------
                                             ------      -----       -------

     Deferred income tax assets were comprised of the following:


                                                                    1997          1996
                                                                 ---------      --------
     Net operating loss carry forward                            $ 12,793       $ 13,673
     Accruals/Reserves                                                960          1,065
     Depreciation                                                     139            320
     Basis difference on automotive segment assets acquired           473            440
     Basis difference in real estate                                  189            443
                                                                 --------       --------
     Total deferred tax assets                                     14,554         15,941
     Less valuation allowance                                     (12,027)       (13,269)
                                                                 --------       --------
     Net deferred tax assets                                        2,527          2,672
     Less current deferred tax assets                              (1,107)          (476)
                                                                 --------       --------

     Noncurrent deferred tax assets                              $  1,420       $  2,196
                                                                 --------       --------
                                                                 --------       --------

     The following is a reconciliation between the income taxes computed at the Federal statutory rate and the provision for income taxes:


                                                    1997        1996           1995
                                                  -------     --------      ----------
     Income taxes computed at the
         Federal statutory rate                    34.00%      34.00%          34.00%
     State income taxes, net of
         Federal benefit                            3.60%      11.03%           6.00%
     Basis difference from sale of subsidiary       5.37%        ---             ---
     Other                                         11.72%       3.91%         (4.30)%
     Change in valuation allowance                (33.02%)    (38.73%)       (250.01%)
                                                  -------     --------      ----------
                                                   21.67%     (10.21%)       (214.31%)
                                                  -------     --------      ----------
                                                  -------     --------      ----------

NOTE 10.    COMMITMENTS AND CONTINGENCIES

     Wedgestone is obligated under various cancelable and non cancelable operating leases for manufacturing facilities, machinery and equipment. These leases expire annually through August 31, 2002. Future minimum annual lease commitments are as follows:

               1998                                              $1,362
               1999                                               1,247
               2000                                               1,168
               2001                                                 909
               2002                                                 415
                                                                 ------
               Total minimum lease payments                      $5,101
                                                                 ------
                                                                 ------

     Total net rental expense under the terms of various building and equipment leases was $1,185,000, $904,000 and $980,000 for the years ended December 31, 1997, 1996 and 1995, respectively. There is a purchase option in the St. James manufacturing facility lease in the amount of $500,000, subject to certain offsets, exercisable at any time upon repayment of the mortgages which expire concurrently with the sub-lease on October 31, 1998.


NOTE 11.    STOCK OPTION AND PROFIT SHARING PLANS

     During 1996, Wedgestone created the Wedgestone Financial 1996 Stock Option Plan (the "Option Plan"). The Plan carries an effective date of December 31, 1996. Officers, other key employees and significant non-employees who are responsible for or contribute to the management, growth and/or profitability of the business of Wedgestone are eligible to be granted stock options under the Option Plan. The Option Plan replaces and supersedes a former stock option plan established in 1995.

     The optionees under the Option Plan will be selected from time to time by the Committee (a group of individuals appointed by the Trustees). The stock options granted under the Option Plan may be of two types: (i) Incentive Stock Options and (ii) Non-Qualified Stock Options. The option price per share of stock under a stock option will be determined by the Committee at the time of grant. The option price with respect to an incentive stock option shall not be less than 100% of the fair market value of the Wedgestone stock on the date of the option grant. The option price with respect to a non-qualified stock option shall not be less than 85% of the fair market value of the stock on the date of the option grant. The stock options can be exercised at such times as determined by the Committee. The stock which is acquired through the exercise of the stock option, is required to be held for investment and not for resale or other distribution. Wedgestone has reserved 1,000,000 shares of its stock to be used for the Option Plan. During 1997, 812,800 options were granted and were immediately exercisable. None were exercised.

Changes in the number of shares subject to options during the year ended December 31, 1997, are summarized as follows:

                                                                        Wtd Avg
                                                           Number of    Exercise
                                                            Options      Price
                                                           ---------    --------
     Outstanding at beginning of year                           ---
     Options granted at $ .31 share                         812,800        .31
     Options exercised                                          ---
     Options canceled or expired                                ---
                                                            -------      -----
     Outstanding at end of year                             812,800      $ .31
                                                            -------      -----
                                                            -------      -----

     Exercisable at end of year                             812,800      $ .31
                                                            -------      -----
                                                            -------      -----

     Weighted Average Remaining Contractual Life            4.00 yr
                                                            -------
                                                            -------

     The Company applies APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its employee stock option plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Pro forma net income and net income per share had the Company accounted for stock options issued to employees in accordance with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, are as follows:


(IN THOUSANDS, EXCEPT PER SHARE DATA)                        1997
                                                            ------
Net income-as reported                                      $2,946
Net income-pro forma                                        $2,922
Net income per share (basic and diluted)-as reported          0.13
Net income per share (basic and diluted)-pro forma            0.13

     The pro forma effects of applying SFAS No. 123 may not be representative of the effects on reported net income and net income per share for future years since options may vest over several years and additional awards are made each year.

     The fair value of the Company's stock options used to compute pro forma net income and pro forma earnings per share disclosures is the estimated value using the Black-Scholes option-pricing model. The weighted average fair value per share of options granted in 1997 is $.05. The following assumptions were used in completing the model:

                                                             1997
                                                            ------
Dividend yield                                                 0.0%
Expected volatility                                           57.0%
Risk-free rate of return, annual                               6.5%
Expected life                                                1 year

     In 1995 two outside directors were each granted 15,000 warrants to acquire shares of beneficial interest in Wedgestone at an exercise price of $.25 per warrant share. The warrants may be exercised at any time from the date of grant until October 31, 1998. The warrants or the warrant shares may not be disposed of or encumbered, except in accordance with certain provisions of the Securities Act of 1933. As of December 31, 1997, none of the warrants were exercised.

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

     On February 9, 1998 the Company announced a Tender Offer (the "Offer" or "Tender Offer") to acquire all of the issued and outstanding shares of the Company not owned by certain majority shareholders which include Stockwood LLC, JCS Management Co. Inc., PFG Corporation, RAB Management Corp., and JMS Holdings Co., Inc. whom collectively own 62.1% of the current issued and outstanding shares. The Offer price is $ .67 net per share to sellers in cash. Shares not tendered will be converted into the right to receive $ .67 per share in a merger to be consummated as soon as practical after the tender offer. Under the provisions of the Option Plan, option holders as of the date of the Tender Offer, to the extent they are vested, will be included in the total shares to be purchased. As of February 13, 1998, all such option holders are fully vested and under the Option Plan, are granted the right to exercise their options in conjunction with the Tender Offer in a cashless based exercise transaction whereby they would receive the Tender price per share less the exercise price per share of $.31.

     The contributions to Wedgestone's Retirement Plan were $21,600 and $20,700 for the years ended December 31, 1997 and 1996, respectively.


NOTE 12.    LITIGATION

BANKRUPTCY CLAIMS

     An appeal was filed against the Company on May 25, 1995, by a holder of the Company's formerly issued Special Income Shares (the "Income Shares"). The Income Shares were designated to receive a distribution of any excess "profit or appreciation" realized by the Company on certain specific mortgages and notes receivable. The one remaining outstanding loan under which income rights had been granted related to a loan the Company participated in with a bank. This bank subsequently was liquidated and the FDIC assumed control. The FDIC approached the Company to seek approval to foreclose on the note since it was in default. Since the Company was involved in a bankruptcy proceeding, the Company sought bankruptcy court approval to proceed on the foreclosure action. In the motion seeking such approval was a request that (i) the FDIC remit to the Company any excess proceeds from the note, (ii) the Company cancel the Special Income Shares since this note was the sole remaining loan and (iii) the Company pay any funds, net of costs and fees collected from the FDIC to the holders of Income Shares as a liquidating distribution. This motion was approved by the bankruptcy court and the appeal was instituted. The appeal was denied on January 6, 1998.

OTHER

     A complaint was filed against Fey, a wholly owned subsidiary of Wedgestone Automotive Corp ("WAC"), on September 10, 1996, in the Superior Court of Mitchell County in the state of Georgia, by Mitchell Real Estate Partnership, C. Ray Council, Hal A. Council, Max R. Council, Rex A. Council, June Council Hunter and Gay Council Moring (collectively, "Mitchell"). In its complaint, Mitchell asserts breach of contract and fraud claims against the defendants resulting from a Marketing Agreement between Mitchell, Fey and HAP for marketing consulting services relating to Hercules products, alleging, among other things, that Fey has impeded Mitchell's ability to earn commissions under the Marketing Agreement. Mitchell seeks monetary damages in excess of $4 million. Fey and the other defendants have removed the case to the United States District Court for the Middle District of Georgia. Fey and the other defendants have filed a motion to dismiss the case. Fey has agreed to extend the period for filing a responsive pleading pending the resolution of the procedural issues. Additional named defendants are John C. Shaw, chairman and trustee of the Company, Jeffrey
S. Goldstein, the former President and a current  trustee of the Company, James
J. Pinto, the President of PFG Corporation, which holds in excess of 5% of the Company's shares, and David L. Sharp, the Chief Executive Officer of WAC and President of the Company. This litigation is in the initial stages no discovery has taken place. Fey and the other defendants believe Mitchell's claims are without merit and intend to vigorously contest the Mitchell complaint and pursue counter claims and affirmative defenses. Management is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.

NOTE 13.    SEGMENT INFORMATION

     Wedgestone principally operates in two business segments: Automotive products and real estate and lending. The Automotive Segment manufactures aftermarket automotive accessories which are sold and distributed throughout the United States. The real estate activities include the sale of properties previously acquired by foreclosure.

                  Financial Data By Business Segment: (In Thousands)

                                    For the Years Ended December 31,
                                  1997            1996          1995
                                 -------        -------        -------
REVENUE:

Automotive Products              $52,387        $46,286        $46,112
                                 -------        -------        -------
                                 -------        -------        -------

INCOME:

Automotive Products               $4,488        $ 2,944        $ 3,259
Real Estate and Lending             (265)          (174)          (529)
                                 -------        -------        -------

   Total Operating Income          4,223          2,770          2,730
Other Expenses including Taxes    (1,277)        (1,398)          (885)
                                 -------        -------        -------

Net Income                        $2,946        $ 1,372        $ 1,845
                                 -------        -------        -------
                                 -------        -------        -------
IDENTIFIABLE ASSETS:

Automotive Products              $18,984        $16,221        $17,228
Real Estate and Lending            1,948          1,167          1,375
                                 -------        -------        -------
Total Identifiable Assets         20,932         17,388         18,603

Corporate Assets                   1,611          2,962          2,795
                                 -------        -------        -------
Total Consolidated Assets        $22,543        $20,350        $21,398
                                 -------        -------        -------
                                 -------        -------        -------

CAPITAL EXPENDITURES:

Automotive Products              $   825        $   933        $   926
                                 -------        -------        -------
                                 -------        -------        -------


DEPRECIATION:

Automotive Products              $   720        $   771        $ 1,092
                                 -------        -------        -------
                                 -------        -------        -------

NOTE 16.    SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid during the year for:

                                             (In Thousands)
                                   1997           1996           1995
                                   ----           ----           ----

    Interest                      $ 957          $1,126         $1,334
    Income Taxes                  $ 574          $  278         $  287

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

    In January, 1995 Wedgestone Automotive Corp, a subsidiary of Wedgestone Financial acquired substantially all of the assets of Hercules Bumpers, Inc. ("Hercules") which manufactures and distributes rear bumpers for both domestic and foreign light duty trucks. The purchase price for the assets acquired was the assumption of certain debt and other liabilities approximating $5.1 million. In addition, certain debt is being guaranteed jointly and severally by Charles W. Brady ("Brady"), the principal shareholder of Hercules, and Chattahoochee Leasing Corporation ("CLC"), a corporation controlled by Brady. In exchange for this guarantee, Brady received a promissory note in the amount of $300,000 and 1,200,000 shares of beneficial interest of Wedgestone. In consideration for an agreement to pay a liability of Hercules, CLC received a promissory note for $100,000 which was secured by 100,000 shares of beneficial interest of Wedgestone. In June 1995, the Company exercised its right under the CLC Agreement and acquired the note by issuing these shares to CLC. See Sale of Subsidiary (Note 3).

    In connection with the Hercules acquisition, Resource Holdings Associates and PFG received a fee of $220,000 consisting of $160,000 and 200,000 shares of beneficial interest of Wedgestone at a valuation price of $.30 per share.

    In connection with the January, 1995 acquisition of Hercules, Wedgestone assumed liabilities to acquire assets as follows:

              Accrued expenses                             $1,094,201
              Revolver and other debt                       3,957,024
                                                           ----------
              Total liabilities assumed                    $5,051,225
                                                           ----------
                                                           ----------

              Receivables, inventories and other assets    $2,990,855
              Property, Plant and Equipment                 2,060,370
                                                           ----------
              Total assets acquired                        $5,051,225
                                                           ----------
                                                           ----------

    In connection with the April, 1996 sale of Hercules, $5,088,000 of assets were sold and liabilities of $4,793,000 were assumed by the buyer.

                                  PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the trustees, executive officers and other management personnel of Wedgestone and its subsidiaries as of February 19,1998:


     Name                     Age       Position
     ----                     ---       --------

     Jeffrey S. Goldstein     51        Trustee - Wedgestone Financial
     John C. Shaw             43        Chairman of the Board, Trustee -
                                        Wedgestone Financial
     Jeffrey A. Oberg         43        Trustee - Wedgestone Financial
     John J. Doran            48        Trustee - Wedgestone Financial
     David L. Sharp           46        President - Wedgestone Financial
     Eric H. Lee              43        Chief Financial Officer, Treasurer /
                                        Secretary - Wedgestone Financial

     JEFFREY S. GOLDSTEIN served as President of Wedgestone from October 1, 1992 through July 5, 1997, and has continually served as a Trustee since June 16, 1992. Additionally, Mr. Goldstein has served as President of Rockaway 605 Corp. since 1989 and MBC Corp. as of 1996. Mr. Goldstein joined Rockaway 605 Corp. for the purpose of reorganizing Rockaway and he joined MBC for the purpose of assisting in its liquidation of Hercules, formally owned by Wedgestone. Mr. Goldstein also performed consulting services for Air Wisconsin Airlines Corp. From 1985 to 1989, Mr. Goldstein served as Executive Vice President and Treasurer of Kane Industries. From 1979 to 1985, Mr. Goldstein served as Vice President and Treasurer of Arkay Packaging Corp.

     JOHN C. SHAW has served as Chairman of the Board and as a Trustee since November, 1992. Mr. Shaw has served as a Managing Director of Resource Holdings
Ltd., a New York based private merchant banking firm, since 1983.   Mr. Shaw is
a member of the Board of Directors of National Capital Management Corp., a publicly traded corporation with specialty finance, real estate and industrial operations.

     JEFFREY A. OBERG has served as a Trustee since October 1994. Mr. Oberg is currently a manager with the investment bank of Furman Selz. Up to 1997, Mr. Oberg had served as a Managing Director of KPMG Peat Marwick since August 1995. Mr. Oberg previously served as Senior Vice President Finance and Corporate Development at United States Banknote Corporation from January 1994 through July 1995, and as Vice President Finance and Corporate Development from February 1991 through December 1993. Prior to February 1991, Mr. Oberg served as Vice President in the Investment Banking Division at The First Boston Corporation.

     JOHN J. DORAN has served as a Trustee since October 1994. For the past ten years, Mr. Doran served as President of Citizens Medical Corporation and as a
consultant to Medco Containment Services, Inc.   Mr. Doran is a member of the
Board of Directors of Sandwich CoOp. Bank, a publicly traded company.

     DAVID L. SHARP has served as President of Wedgestone Financial since July 5, 1997 and as Chief Executive Officer of Wedgestone Automotive Corp since the acquisition of the Automotive Segment from Standun on November 18, 1994. Mr. Sharp has been with the Standun companies since 1979, where he has served in various positions with Standun's subsidiaries and divisions. From 1989 until the acquisition, Mr. Sharp served as President of Standun and the Fey Automotive Products Division.

     ERIC H. LEE has served as Chief Financial Officer, Treasurer and Secretary of Wedgestone Financial as of July 5, 1997 and as Chief Financial Officer, Treasurer and Secretary of Wedgestone Automotive Corp since the acquisition of the Automotive Segment from Standun on November 18, 1994. From January 1994 until the acquisition, Mr. Lee served as Chief Financial Officer of Standun and as Controller of the Fey Automotive Products division from February 23, 1993 until January 1994. Prior to Mr. Lee's employment at Standun, he occupied various management positions within the electronics industry, and from 1991 to 1993 served as President and Chief Operating Officer of Synthane Taylor, a subsidiary of Alco Industries.

     Mr. Shaw, as Chairman, Mr. Sharp as President and Mr. Lee as Chief Financial Officer, Treasurer and Secretary, serve at the pleasure of the Board of Trustees and each of the Trustees serve until their successors are elected and qualified at the next annual meeting of Wedgestone's shareholders.

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

     The following tabulation gives information with respect to remuneration paid to each of the three highest paid executive officers of Wedgestone and its subsidiaries for the years ended December 31, 1997, 1996, and 1995.

                                 SUMMARY COMPENSATION

                                                                                                            Long-Term
                                                                        Annual Compensation               Compensation
                                                            -------------------------------------------   ------------
                                                 Year       Salary                Bonus        Benefits     Options
                                                 ----       ------                -----        --------     --------
Jeffrey S. Goldstein, President                   1997      $108,500            $  -0-         $  -0-         85,000
 Wedgestone Financial (through July 5, 1997)      1996       175,000               -0-            -0-            -0-
                                                  1995       160,200               -0-            -0-            -0-

David L. Sharp, President                         1997       153,200            80,100         7,200         251,600
  Wedgestone Financial                            1996       126,200            25,000         6,000             -0-
                                                  1995       114,750            34,000         8,712             -0-

Eric H. Lee, Chief Financial Officer              1997       112,500            57,100         7,200         160,000
 Wedgestone Financial                             1996        99,000            25,000         6,000             -0-
                                                  1995        95,000            26,000         8,678             -0-

     The following table shows, for those individuals named in the Summary Compensation table, information concerning stock options granted during the year ended December 31, 1997.

                               OPTION GRANTS IN 1997

                          Options         % of Total        Exercise       Expiration     Potential Realizable Value(2)
                         Granted(1)     Granted in 1997       Price          Date(1)           5%             10%
                         ----------     ---------------       -----          -------           --             ---

Jeffrey S. Goldstein       85,000            10.4%             .31           9/22/02         25,489          31,437
David L. Sharp            251,600            30.9%             .31           9/22/02         75,450          93,055
Eric H. Lee               160,000            19.7%             .31           9/22/02         48,000          59,200

------------------------------
(1) Options indicated were immediately vested at date of grant and become exercisable over a five year period ending September 22, 2002.
(2) Potential Realizable Value at assumed Annual Rates of Stock Price Appreciation for Option terms at rates of 5% and 10% is information mandated by the Securities and Exchange Commission and does not represent the Company's estimate or projection of the future price of its shares of Beneficial Interest.

No executive officer exercised options during 1997. The following table sets forth, for each of the executive officers named in the Summary Compensation Table, the year-end value of unexercised options.


                         AGGREGATED OPTION EXERCISES IN 1997
                              AND YEAR-END OPTION VALUES


                                   Number of            Value of Unexercised
                              Unexercised Options       In-The-Money Options
                                  At Year-End               At-Year-End
                                  -----------               -----------
                       Exercisable    Unexercisable  Exercisable   Unexercisable
                       -----------    -------------  -----------   -------------
Jeffrey S. Goldstein      85,000          -0-        $ 56,950                  0
David L. Sharp           251,600          -0-        $168,572                  0
Eric H. Lee              160,000          -0-        $107,200                  0


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 1996, the Compensation Committee of the Board of Trustees of the Company was comprised of John J. Doran, Jeffrey A. Oberg and John C. Shaw. None of the members of the Compensation Committee has ever been an employee or officer of the Company or any of its subsidiaries, with the exception of Mr. Shaw who is the Chairman of the Board but does not receive compensation for acting in such capacity. Mr. Shaw, however, is a significant equity holder in PSG Associates and Resource Holdings Associates, each of which respectively provide financial and advisory services to St. James and Fey, subsidiaries of the Company. In 1997 the Company paid PSG Associates $125,000 in connection with such services to St. James and $60,000 and $120,000 to PFG and Resource Holdings Associates, respectively for such services rendered to Fey. The Company will pay PSG Associates $125,000 for financial and advisory services rendered to St. James for the current year and $60,000 and $120,000 to PFG and Resource Holdings Associates, respectively for such services rendered to Fey. Otherwise, none of the members of the Compensation Committee has any relationship requiring disclosure under any paragraph of Item 404 or in Item 402(j)(3) of Regulation S-K promulgated by the Commission.


            REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF TRUSTEES

     The following is the report of the Compensation Committee of the Company (the "Committee") on executive compensation for fiscal 1997.

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

     PERFORMANCE-BASED COMPENSATION.   The Company provides executive officers
with the following performance-based compensation programs:

     - CASH BONUSES. Cash bonuses may be earned if certain specified performance goals are achieved.

     -    STOCK OPTIONS.   Options may be granted pursuant to the Wedgestone
          Financial 1996 Stock Option Plan (the "Option Plan") at an exercise price equal to or greater than the fair market value of the stock on the date of the grant. The value of the options is related directly to the market price of the stock and, accordingly to the long-term performance of the Company. An aggregate of 812,800 options were granted to the Company's executive officers in 1997 under the Option Plan. The number of options granted was based on the executive's length of service and level of responsibility in the Company.

     COMPENSATION OF PRESIDENT. Mr. Sharp's base compensation for 1997 was $153,200. As of February 19, 1998 the Committee has not established a base compensation for Mr. Sharp for 1998. The Committee believes that Mr. Sharp's base salary in 1997 was comparable to that of other Presidents in the industry in which the Company competes. Mr. Sharp received an $80,100 bonus in 1997.

     COMPENSATION OF CHIEF FINANCIAL OFFICER. Mr. Lee's base compensation for 1997 was $112,500. As of February 19, 1998 the Committee has not established a base compensation for Mr. Lee for 1998. The Committee believes that Mr. Lee's base salary in 1997 was comparable to that of other Chief Financial Officers in the industry in which the Company competes. Mr. Lee received a $57,100 bonus in 1997.


                                         John J. Doran, Chairman
                                         Jeffrey A. Oberg
                                         John C. Shaw

                                         Members of the Compensation Committee

PROFIT SHARING, STOCK OPTION PLANS AND WARRANTS

     During 1996 Wedgestone created the Wedgestone Financial 1996 Stock Option Plan (the "Option Plan"). The Option Plan carries an effective date of
December 31, 1996. The total number of shares of Wedgestone stock reserved and available for distribution under the Option Plan is 1,000,000. Officers, other key employees and significant non-employees who are responsible for or contribute to the management, growth and/or profitability of the business of Wedgestone are eligible to be granted stock options under the Option Plan. The Option Plan replaces and supersedes a former stock option plan established in 1995. The optionees under the Option Plan will be selected from time to time by the Committee (a group of not less than three persons appointed by the Trustees). The stock options granted under the Option Plan may be of two types:
(i) Incentive Stock Options and (ii) Non-Qualified Stock Options. The option price per share of stock under a stock option will be determined by the Committee at the time of grant. The option price with respect to an incentive stock option shall not be less than 100% of the fair market value of the Wedgestone stock on the date of the option grant. The option price with respect to a non-qualified stock option shall not be less than 85% of the fair market value of the Wedgestone stock on the date of the option grant. The stock options can be exercised at such times as determined by the Committee. The stock which is acquired through the exercise of the stock option is required to be held for investment and not for resale or other distribution. The options and the stock are non-transferable. As of December 31, 1997, 812,800 options have been granted.

     In 1995 two outside directors, Mr. John J. Doran and Mr. Jeffrey A. Oberg, were each granted 15,000 warrants to acquire shares of beneficial interest in Wedgestone at an exercise price of $.25 per warrant share. The warrants may be exercised at any time from the date of grant until October 31, 1998. The warrants or the warrant shares may not be disposed of or encumbered, except in accordance with certain provisions of the Securities Act. As of February 9, 1998, none of the warrants have been exercised.

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

     On February 9, 1998 the Company announced a Tender Offer (the "Offer" or "Tender Offer") to acquire all of the issued and outstanding shares of the Company not owned by certain majority shareholders which include Stockwood LLC, JCS Management Co. Inc., PFG Corporation, RAB Management Corp., and JMS Holdings Co., Inc. whom collectively own 62.1% of the current issued and outstanding shares. The Offer price is $ .67 net per share to sellers in cash. Shares not tendered will be converted into the right to receive $ .67 per share in a merger to be consummated as soon as practical after the Tender Offer. Under the provisions of the Option Plan, option holders as of the date of the Tender Offer, to the extent they are vested, will be included in the total shares to be purchased. As of February 13, 1998, all such option holders are fully vested and under the Option Plan, are granted the right to exercise their options in conjunction with the Tender Offer in a cash-less based exercise transaction whereby they would receive the Tender price per share less the exercise price per share of $.31.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows, as of December 31, 1997, certain information known to Wedgestone regarding security holders of Wedgestone who may be deemed to be the beneficial owners of 5% or more of each class of Wedgestone's shares.


                                                        BENEFICIAL SHARES
                                             -----------------------------------

                                             Amount and Nature of     Percent of
Name and Address of Beneficial Owners        Beneficial Ownership       Class
-------------------------------------        --------------------     ----------
Stockwood LLC                                     6,795,223             30.2%
520 Madison Avenue, 40th Floor
New York, NY 10022

JCS Management Co., Inc.                          8,492,422(1)          37.8%
520 Madison Avenue, 40th Floor
New York, NY  10022

PFG Corporation                                   1,713,865(2)           7.6%
235 Sunrise Boulevard
Palm Beach, FL  33480

RAB Management Corp.                              1,697,199(3)           7.5%
520 Madison Avenue, 40th Floor
New York, NY  10022

JMS Holdings Co., Inc.                            1,697,198(4)           7.5%
520 Madison Avenue, 40th Floor
New York, NY  10022

Charles Brady                                     1,300,000(5)           5.8%
1315 Peachtree Street N.E. Suite 300
Atlanta, GA  30309


-----------------------------------

(1) Mr. John C. Shaw is the president and sole shareholder of this company. 6,795,223 of these shares are held by Stockwood LLC. Mr. Shaw is the general manager of Stockwood LLC.
(2) Mr. James J. Pinto is the president and sole shareholder of this company. PFG owns 25% of Stockwood LLC.
(3) Mr Richard A. Bartlett is the president and sole shareholder of this company.
(4) Mr. Jerry M. Seslowe is the president and sole shareholder of this company.
(5) Includes 100,000 shares held by Chattahoochee Leasing Corporation, an affiliate of Mr. Brady.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table shows, as of December 31, 1997, based upon information supplied by the Trustees and officers of Wedgestone and its Subsidiaries, the amount and nature of ownership of Wedgestone shares of each Trustee of Wedgestone and of all Trustees and officers as a group.

                                             Amount and Nature of     Percent of
Name and Address of Beneficial Owners        Beneficial Ownership        Class
-------------------------------------        --------------------     ----------

John C. Shaw                                    8,492,422 (1)             37.8%
Jeffrey A. Oberg                                   15,000 (2)                 *
John J Doran                                       15,000 (2)                 *
Jeffrey S. Goldstein                               85,000 (3)                 *
David L. Sharp                                    251,600 (3)              1.0%
Eric H. Lee                                       160,000 (3)                 *


-----------------------------------
* Represents less than 1%
(1) See Footnote (1) under Security Ownership of Certain Beneficial Owners.

(2) Represents a Warrant that is immediately exercisable to purchase 15,000 shares.
(3) Represents options that are immediately exercisable to purchase shares indicated.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Automotive Segment was purchased from Standun, which is indirectly owned and/or controlled by Resource Holdings Associates and PFG Corp. The managing directors of Resource Holdings Ltd. (the general partner of Resource Holdings Associates) and PFG Corp are former shareholders of St. James. Each of the managing directors owns directly or indirectly in excess of 5% of the outstanding shares of Wedgestone. Stockwood owns 31.0% of Wedgestone. Wedgestone assumed a note associated with the termination of Standun's management agreement with Fifth Avenue Partners, a related party of Wedgestone in the amount of $1,104,086 in conjunction with the acquisition. The note is payable monthly with interest calculated in arrears at 9% per annum over the five years ending December 31, 1999. In 1997 Wedgestone paid $ 275,000 in principal and interest on this loan.

     St. James has a Consulting Agreement with PSG Associates entered into on January 10, 1992 (prior to its acquisition by Wedgestone). Pursuant to this Agreement, PSG Associates has agreed to provide advisory services to St. James with respect to its operations, expansion and financing activities at a minimum rate of $125,000 per year plus reimbursement of expenses. Mr. Shaw, a trustee of the Company, is a significant equity holder in PSG Associates, through JCS Holdings Corp. ("JCS") as is each of PFG Corp., JMS Holdings Corp., and RAB Management Corp. (the former St. James shareholders). During 1997, 1996 and 1995, St. James paid $125,000 per year to PSG Associates under this contract. For 1998, St. James is required to pay to PSG Associates $125,000 annually, pursuant to this Agreement.

     Effective January 1, 1996, Fey Automotive Products, Inc. entered into a four-year agreement with PFG and Resource Holdings Associates to provide advisory services to Fey with respect to its operations, expansion and financing activities at an aggregate amount of $180,000.

     On January 12, 1993, as amended, Wedgestone entered into a secured, one year credit facility due July 1996 with Rockaway pursuant to which Wedgestone was permitted to borrow up to a maximum to $300,000 with additional over advances available at the discretion of the lender to fund Wedgestone's working capital needs and those of its subsidiaries. The contractual rate of interest on this facility was fifteen percent (15%) per annum and there was a commitment fee of $4,500, payable upon initial funding and an extension fee of $5,000 in connection with the amendment in 1994. The Rockaway Loan was secured by a pledge of substantially all of the stock of Wedgestone's subsidiaries, its personal assets and notes receivables. As of December 31, 1995, Wedgestone had borrowed $300,000 pursuant to this facility and Rockaway advanced amounts in excess of the agreement of $429,000. In 1996, the Company paid $ 717,800 in principal and interest on this credit facility. Rockaway is a real estate holding company which is controlled by former St. James shareholders. The former St. James shareholders are entitled to substantially all of the economic benefits of Rockaway. Mr. Goldstein, who was the former president and a trustee of Wedgestone, the president of Rockaway. This credit facility was repaid in 1996.

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

     1.   Consolidated Financial Statements

          Reference is made to the index of consolidated financial statements and supplementary data on page 13.

     2.   Financial Statement Schedules

          Schedule II, Valuation and Qualifying Accounts, Schedule III, Real Estate and Accumulated Depreciation and Schedule IV, Mortgage Loans on Real Estate appear on pages 41 through 43 hereof. All other schedules are not included because they are not applicable.

     3.   Exhibits

          The following Exhibits are filed as part of, or incorporated by reference into this report:



     Exhibit No.
     -----------

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

     (27)           (a)  Financial Data Schedule (Filed herewith).

                    (b)  Reports on Form 8-K

                         (1) Form 8-K:   Management Changes, issued on July 6,
                             1997.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             WEDGESTONE FINANCIAL



Date:     February 19, 1998                   By: /s/  Eric H. Lee
                                                  -----------------------
                                                  Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:     February 19, 1998                       By: /s/ John C. Shaw
                                                      -----------------------
                                                          Trustee


Date:     February 19, 1998                       By: /s/ Jeffrey A. Oberg
                                                      -----------------------
                                                          Trustee


Date:     February 19, 1998                       By:/s/ John J. Doran
                                                      -----------------------
                                                          Trustee


Date:     February 19, 1998                       By:/s/ Jeffrey Goldstein
                                                      -----------------------
                                                          Trustee


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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS: (Amounts in Thousands)


                                                            ADDITIONS
                                                       -----------------------
                                     Balance            Charged       Charged                         Balance
                                   at beginning        to costs &     to other                        at end
     Description         Year      of the Year          expenses      accounts       Deductions     of the year
     -----------         ----      -----------         ----------     --------       ----------     -----------

Allowance for
 Doubtful Accounts       1995         202                 21            272(4)        (239)(1)          256
                         1996         256                190           (60)(4)         (53)(1)          333
                         1997         333                 85                           (74)(1)          344



Inventory Reserve        1995         283                (16)           230(4)         (22)(2)          368
                                                                                      (107)(3)

                         1996         368                 24          (231)(4)         (42)(2)          119

                         1997         119                 38                           (25)(2)          132

------------------------------
(1)  Net Charge-off of bad debts
(2)  Write off of obsolete inventory
(3)  Physical inventory adjustment
(4) Assumed and subsequently disposed of in connection with the 1995 purchase and 1996 sale of Hercules.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION:  (Amounts in Thousands)


                                                                                          Gross Amount at End of Period

                                                                 Buildings &                               Date
          Description                       Land                 Improvements             Total          Acquired
     --------------------                ----------         --------------------        ----------       --------

     LAND

          Connecticut                    $  128                       $0                  $  128           10/88


     RESIDENTIAL PROPERTIES

          Northeastern Massachusetts        494                                              494           10/89
                                          -----                      ----                  -----

               Total Real Estate          $ 622                       $0                   $ 622
                                          -----                      ----                  -----
                                          -----                      ----                  -----


                                                   1997       1996      1995
                                                 -------    -------   -------

     Balance at beginning of period               $1,086    $ 1,091   $   965

     Additions during the period:
          Improvements/Carrying costs                  5        ---       126
                                                 -------    -------   -------

                                                       5        ---       126
                                                 -------    -------   -------

                                                   1,091      1,091     1,091


     Deductions during the period
          Sales                                      915        ---       ---
          Write-off of real estate held                            5
          Depreciation
          Legal Settlement
          Transferred to IRP

                                                 -------    -------   -------
                                                     915        ---       ---
                                                 -------    -------   -------
     Balance at end of year                      $   176    $ 1,086   $ 1,091
                                                 -------    -------   -------
                                                 -------    -------   -------


See Note 7 to the Consolidated Financial Statements.

SCHEDULE IV -- NOTES RECEIVABLE AND MORTGAGE LOANS ON REAL ESTATE: (Amounts in Thousands)


                                                                                                           PRINCIPAL
                                                                                                           AMOUNT OF
                              INTEREST         FINAL        PERIODIC         FACE         CARRYING       LOANS SUBJECT
                              RATE AT         MATURITY      PAYMENT        AMOUNT OF      AMOUNT OF      TO DELINQUENT
     PROPERTY TYPE            12/31/96         DATE          TERM          MORTGAGES      MORTGAGES      PRIN/INTEREST
-----------------------       --------       --------       --------       ---------      ---------      -------------


MORTGAGE LOANS
     NONE                                                                         0              0                $0
                                                                           ---------      ---------      -------------


------------------------------


CHANGES IN NOTES RECEIVABLE, MORTGAGE LOANS AND LONG TERM NOTES:

                                                                            1997           1996           1995
                                                                           ------         ------         ------

Balance at beginning of period                                             $   81         $   84         $  735
Additions during period

     Increase to existing mortgage loans                                      ---            ---            ---
                                                                           ------         ------         ------
                                                                              ---            ---            ---
                                                                           ------         ------         ------
                                                                               81             84            735
                                                                           ------         ------         ------

Deductions during period
     Collections of principal                                                 166              3              1

     Cost of mortgages transferred to IRP
     Reserve for loan loss                                                    (85)           ---            650
                                                                           ------         ------         ------
                                                                               81              3            651
                                                                           ------         ------         ------

Balance at end of year                                                     $    0         $   81         $   84
                                                                           ------         ------         ------
                                                                           ------         ------         ------
