Form 10-Q
period 1998-03-31
WEDGESTONE FINANCIAL INC
filed 1998-05-13
CIK 315621

================================================================================
--------------------------------------------------------------------------------


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

                                 March 31, 1998

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

        [ X ]   Yes                                          [   ]   No

As of May 13, 1998, 21,885,668 shares of beneficial interest were outstanding.


--------------------------------------------------------------------------------
================================================================================

                       WEDGESTONE FINANCIAL & SUBSIDIARIES





                                TABLE OF CONTENTS

                                                                            Page
PART I   FINANCIAL INFORMATION

   Item 1   Financial Statements
            Consolidated Balance Sheets - March 31, 1998 (unaudited) and
            December 31, 1997..................................................2

            Consolidated Statements of Income (unaudited) for
            the Three Months Ended March 31, 1998 and 1997.....................3

            Consolidated Statements of Shareholders' Equity (unaudited) for the Three Months Ended March 31, 1998 and 1997.....................4

            Consolidated Statements of Cash Flows (unaudited) for
            the Three Months Ended March 31, 1998 and 1997.....................5

            Notes to Unaudited Consolidated Financial Statements...............6

   Item 2   Management's Discussion and Analysis of Financial Condition
            and Results of Operations..........................................7



PART II  OTHER INFORMATION

   Item 1   Legal Proceedings.................................................11

   Item 2   Changes in Securities.............................................11

   Item 3   Defaults upon Senior Securities...................................11

   Item 4   Submission of Matters to a Vote of Security Holders...............11

   Item 5   Other Information.................................................11

   Item 6   Exhibits and Reports on Form 8-K..................................11



Signatures....................................................................12

                                                WEDGESTONE FINANCIAL AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS

                                             As of March 31, 1998 and December 31, 1997

                                             (Amounts in Thousands - except share data)

                                                                                                     (Unaudited)
ASSETS                                                                                                   1998                1997
                                                                                                       --------            --------
Current Assets:
Cash                                                                                                   $  1,162            $    902
Accounts and other receivables - (net of allowances of $410 and $344
     in 1998 and 1997, respectively)                                                                      7,530               8,751
Inventories                                                                                               6,104               5,983
Prepaid expenses and other current assets                                                                   720                 654
Deferred income taxes                                                                                       842               1,107
                                                                                                       --------            --------
     Total Current Assets                                                                                16,358              17,397
                                                                                                       --------            --------

Real estate acquired by foreclosure - net                                                                   176                 176
Property, plant and equipment - net                                                                       3,284               3,342
Goodwill                                                                                                     76                  87
Deferred income taxes                                                                                     1,420               1,420
Other assets                                                                                                121                 121
                                                                                                       --------            --------
                                                                                                          5,077               5,146
                                                                                                       --------            --------

     Total Assets                                                                                      $ 21,435            $ 22,543
                                                                                                       ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Revolving credit line and current portion of long-term debt                                            $    558            $  2,194
Accounts payable                                                                                          5,782               4,488
Accrued payroll and related expenses                                                                        749                 809
Other accrued expenses                                                                                    1,479               1,395
                                                                                                       --------            --------
     Total Current Liabilities                                                                            8,568               8,886

Long-term debt                                                                                            3,739               5,364
                                                                                                       --------            --------
     Total Liabilities                                                                                 $ 12,307            $ 14,250

Commitments and contingencies

Shareholders' Equity:
Shares of Beneficial Interest-par value
     $1.00 per share:  authorized - unlimited shares:
     issued and outstanding - 21,885,668 shares                                                          21,886              21,886
Additional paid-in capital                                                                               31,396              31,396
Notes receivable from shareholders                                                                       (1,821)             (1,772)
Accumulated deficit                                                                                     (42,333)            (43,217)
                                                                                                       --------            --------
     Total Shareholders' Equity                                                                           9,128               8,293
                                                                                                       --------            --------

     Total Liabilities and Shareholders' Equity                                                        $ 21,435            $ 22,543
                                                                                                       ========            ========

                                           See notes to consolidated financial statements.

                      WEDGESTONE FINANCIAL AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

               For the Three Months Ended March 31, 1998 and 1997

                                   (Unaudited)

                 (Amounts in Thousands - except per share data)


                                                            1998          1997
                                                          --------     --------
Net sales                                                 $ 15,138     $ 11,556
Cost of sales                                                9,836        7,807
                                                          --------     --------
Gross profit                                                 5,302        3,749

Selling, general and administrative expenses                 3,857        3,464
                                                          --------     --------
Operating income                                             1,445          285

Goodwill amortization                                           11           11
Other expense (income)                                        --           (418)
Interest expense                                               130          285
                                                          --------     --------
Income before taxes                                          1,304          407
Provision for income taxes                                     420          145
                                                          --------     --------

Net income                                                $    884     $    262
                                                          ========     ========

Net income per share of beneficial interest
Basic and fully diluted                                   $    .04     $    .01
                                                          ========     ========

Weighted average number of shares outstanding               21,886       21,886
                                                          ========     ========

                 See notes to consolidated financial statements.


                                        WEDGESTONE FINANCIAL AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 FOR THE THREE MONTHS ENDED MARCH 31, 1998 and 1997
                                                     (Unaudited)
                                               (Amounts in Thousands)

                                                                   Additional
                                             Shares of Beneficial    paid-in    Shareholder   Accumulated
                                                   Interest          capital       Loans        deficit     Total
                                            ------------------------------------------------------------------------
                                              Shares     Amount

Balance at December 31, 1996                 21,886     $  21,886    $ 31,396                  $ (46,163)   $  7,119
Net income                                                                                           262         262
                                            --------    ---------    --------                  ----------   --------
Balance at March 31, 1997                     21,886    $  21,886    $ 31,396                  $ (45,901)   $  7,381
                                            ========    =========    ========                  ==========   ========
Balance at December 31, 1997                  21,886    $  21,886    $ 31,396     $ (1,772)    $ (43,217)   $  8,293

Interest earned on shareholder notes                                                   (49)                      (49)
Net income                                                                                           884         884
                                            --------    ---------    --------     ----------   ----------   --------
Balance at March 31, 1997                     21,886    $  21,886    $ 31,396     $ (1,821)    $ (42,333)   $  9,128
                                            ========    =========    ========     ==========   ==========   ========

                                   See notes to consolidated financial statements.

                      WEDGESTONE FINANCIAL AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the Three Months Ended March 31, 1997 and 1996

                                   (Unaudited)

                             (Amounts in Thousands)

                                                              1998        1997
                                                             -------    -------
Cash Flows from Operating Activities:
Net income                                                   $   884    $   262
     Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
         Depreciation and amortization                           210        208
     Gain on sale of real estate                                --         (418)
     Deferred income taxes                                       265        129
     Deferred interest                                           (49)      --
     Changes in operating assets and liabilities:
         Accounts and other receivables                        1,221        898
         Inventories                                            (121)      (395)
         Prepaid expenses and other current assets               (66)        43
         Accounts payable                                      1,294         77
         Accrued payroll and related expenses                    (60)      (150)
         Other accrued expenses                                   84        (50)
         Other assets                                           --           26
                                                             -------    -------
       Net cash provided by operating activities               3,662        630
                                                             -------    -------

     Cash Flows from Investing Activities:
         Proceeds from sale of real estate                      --        1,328
         Capital expenditures                                   (141)      (233)
                                                             -------    -------
     Net cash provided by (used in) investing activities        (141)     1,095
                                                             -------    -------

     Cash Flows from Financing Activities:
         Borrowings of term debt                                --          841
         Repayments of term debt                                (139)      (110)
         Net borrowings (repayments) on revolving debt        (3,122)    (1,220)
                                                             -------    -------
     Net cash used in financing activities                    (3,261)      (489)
                                                             -------    -------

     Net increase in cash                                        260      1,236

     Cash at beginning of period                                 902        344
                                                             -------    -------
     Cash at end of period                                   $ 1,162    $ 1,580
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

          Wedgestone, since emerging from bankruptcy in 1992, manufactures and distributes automotive aftermarket products for the light duty truck market. Its principal products include rear bumpers; tubular products such as grille guards, push bars, and step rails; and various other related aftermarket products. The Company's automotive products are marketed in traditional, original equipment and retail automotive aftermarkets. The Company manufactures and sells its products at two locations in California, and one in Minnesota. Sales are also made from distribution centers in Texas and Utah.

         Basis of Presentation and Principles of Consolidation The consolidated financial statements include the accounts of Wedgestone and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

         The financial statements included in this Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

         The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations.

         Income/Loss Per Share of Beneficial Interest - During 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. The Statement replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution and is computed by dividing income available to shareholders of beneficial interest by the weighted average number of shares outstanding for the period. The Statement also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of diluted EPS computation. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. The adoption of SFAS No. 128 did not have an effect on the Company's financial statements as other potentially dilutive securities issued in 1997 were not dilutive. In addition, it was not necessary to restate prior periods presented.


NOTE 2.     Inventories

         Inventories consist of the following: (In Thousands)

                                               March 31,    December 31,
                                                 1998           1997
                                               -------         -------
         Finished goods                        $ 3,534         $ 3,056
         Work in progress                        1,577           1,528
         Raw materials                           1,367           1,531
                                               -------         -------
                                                 6,478           6,115
         Less allowances                          (374)           (132)
                                               -------         -------
                                               $ 6,104         $ 5,983
                                               =======         =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Background:

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

         The Company operates solely within the automotive aftermarket, serving both OE manufacturers and aftermarket customers with bumpers and tubular steel accessories. Sales of the Company's bumper products have been to both the Crash Replacement market and the Traditional Market involving dealers, jobbers, warehouse distributors and others. Since 1995, an erosion of Wedgestone's bumper sales has occurred due to a desire on the part of truck manufacturers to integrate the design of rear step bumpers into their current designs for light duty pick-up trucks and sport utility vehicles. New vehicle dealers who might choose Wedgestone's bumpers instead of the factory equivalent due to advantages in either price or greater tow capacity have been returning to the factory bumper due to the incompatibility of the Company's current bumper line with current vehicle designs. This trend is continuing as overall sales of bumpers for the three months ended March 31, 1998 has fallen 8.1% or $406,000 over the same period in 1997.

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

         Since emerging from bankruptcy, the Company has been unable to utilize its SBI effectively for acquisitions, financing, or employee incentives because of (i) its low market price and low trading volume and (ii) limitations that would be imposed on the use of net operating loss carryforwards after the issuance of additional shares, and so has been unable to realize the principal benefits of public ownership. In light of the costs of remaining public without the benefits thereof, the Company's Board of Trustees agreed to explore the feasibility of a "going private" transaction proposed by the majority owners of the Company. On October 15, 1997 an independent committee of the Board was formed to review the transaction. In response, (i) to this review, (ii) a fairness opinion obtained by the independent committee indicating a $.65 price per share of beneficial interest as a fair representation of value, and (iii) additional negotiations leading to a $.67 per share price with a one year clawback privilege, the Board on February 9, 1998, by a unanimous vote of all Trustees present and voting recommended that all Public Shareholders accept the offer and tender their Shares pursuant to the offer.

         On February 9, 1998 the Company announced the Tender Offer (the "Offer" or "Tender Offer") to acquire all of the issued and outstanding shares of the Company not owned by certain majority shareholders which include Stockwood LLC, JCS Management Co. Inc., PFG Corporation, RAB Management Corp., and JMS Holdings Co., Inc. whom collectively own 62.1% of the current issued and outstanding shares. The Offer price is $ .67 net per share to sellers in cash. Shares not tendered will be converted into the right to receive $ .67 per share in a merger to be consummated as soon as practical after the tender offer. The Company has arranged for financing the Offer through its primary lender, The CIT Group / Credit Finance. The arrangements include additional borrowings under the Company's current revolver loan approximating $3,000,000, additional advances under equipment financing term notes approximating $500,000 and an 18 month term note for $1,500,000. The Company will use approximately $1,000,000 of existing cash to fund the balance of the $6,000,000 estimated costs associated with the Tender Offer.


Liquidity  and Capital Resources

         To date, Wedgestone has financed its business activities through cash flows from operations. Additional debt has been incurred primarily for working capital and acquisitions.

         Cash flows from operations totaling $1,359,000 were supplemented by a $1,221,000 reduction in advances to customers and $1,318,000 in additional advances by unsecured creditors. These funds were used to provide $235,000 in additional working capital consisting of $121,000 in inventories and $65,000 in other current assets and $49,000 in other assets, resulting in net cash provided by operations totaling $3,662,000 for the three months ended March 31, 1998 compared to $630,000 for the same period in 1997. During the quarter, the Company invested $141,000 in new equipment, made payments on long term debt totaling $139,000 and reduced revolving debt $3,122,000 for a net increase in cash of $260,000 in 1998 compared to $1,236,000 in 1997

         On May 20, 1997 Wedgestone advanced Stockwood, LLC. ("Stockwood") $1,650,000 under a one year secured note with interest at 12 percent. The note is secured by 3,500,000 shares of beneficial interest of Wedgestone Financial with principal and interest due at maturity. Stockwood is a related party through common ownership by certain Wedgestone Financial shareholders.

         On February 9, 1998, the Company signed a commitment letter with The CIT Group / Credit Finance ("CIT") in connection with its Tender Offer. The agreement provides additional term loans on equipment totaling approximately $500,000, an 18 month term loan for $1,500,000, and raises the Company's overall credit line with CIT to $13,000,000.

Interest on the new loans are unchanged for the Company's current rates which are prime plus 1.375%. (Aggregating 9.75% as of May 12, 1998.)

         On March 18, 1997, the Company amended and restated the agreement with CIT to a five-year $10 million credit facility collateralized by substantially all of the assets of the Company's wholly owned subsidiaries, providing a revolving credit line and term loan under terms substantially similar to the original agreement. The amended and restated agreement provides for borrowings based on a percentage of inventory and receivables and includes an equipment term loan. All loans are stated at the lender's prime rate plus 1.375% (9.75% at March 31, 1998).

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

         The Company is currently addressing its computer systems and business processes to ensure that its systems will be capable of processing periods for the year 2000 and beyond as well as ensure that its business processes will be able to support current and anticipated growth projections. The Company does not anticipate the costs associated with ensuring the capabilities will have a material adverse impact on the Company's financial position or results of operations.



Results Of Operations

Current Year Performance: 1998 Compared to 1997

         Net sales increased $3,582,000 to $15,138,000 for the three months ended March 31, 1998 compared to $11,556,000 for the same period in 1997. Sales under supplier agreements to Original Equipment manufacturers increased $1,329,000 or 223% to $1,925,000 in the three months ended March 31, 1998 compared $596,000 for the same period in 1997. Sales of the Company's tubular accessories increased $2,659,000 or 54% to 7,502,000 in the quarter compared to $4,855,000 in 1997. Sales of the Company's bumper products decreased $406,000 or 8% to $4,579,000 for the quarter compared to $4,986,000 in 1997.

         Gross margins increased $1,553,000 or 41% to $5,302,000 or 35% of sales in 1998 compared to $3,749,000 or 32% of sales in 1997. The increase in sales volume and the related efficiencies in 1998 are responsible for this increase.

         Sales and marketing costs increased by $130,000 or 7% to $2,042,000 or 13% of sales in 1998 compared to $1,912,000 or 17% of sales in 1997.

         Administrative costs increased by $263,000 or 17% to $1,815,000 in 1998 compared to $1,552,000 in 1997. This reflects an increase in the Company's reserves for bad debt totaling $100,000, increases in the Company's product design and development costs totaling $153,000 and increases in other administrative costs totaling $10,000. Product design and development costs include salaries, benefits and overhead costs for additions to the Company's engineering staff. The Company believes that its future competitive position in the automotive aftermarket will require significant increases in engineering and development costs over the next several years. Legal, accounting, insurance and other administrative costs make up the balance of this increase.

         Other income for the three months ended March 31, 1997 consists of the gain on the sale of the Company's 21 acres of land known as the College Point property.

         Interest expense decreased $155,000 or 54% to $130,000 in 1998 compared to $285,000 in 1997. This decrease is attributable to the decrease in revolving debt over the period ended March 31, 1998, the March 18, 1997 reduction in the Company's borrowing rate with its primary lender and the inclusion in 1998 of $49,000 in interest income associated with the Stockwood note.

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

                                     PART II

                                OTHER INFORMATION


Item 1.       Legal Proceedings

         On April 18, 1998, J. Coleman Tidwell, as Trustee and Plaintiff filed an Adversary Proceeding (Adversary Proceeding No. 98-1019) in connection with the Bankruptcy proceedings of Hercules Automotive Products, Inc.("HAP") in US Bankruptcy Court in the Middle District of Georgia (the "Proceeding"). Defendants listed in the filing are; MBC Corporation; Wedgestone Financial and its subsidiaries Wedgestone Automotive Corp and Fey Automotive Products Inc.; related parties of Wedgestone Financial, Wedgestone Partners, Resource Holdings Associates, and PFG Corporation; Trustee, John C. Shaw, current Trustee and former President of Wedgestone, Jeffrey S. Goldstein; and current Wedgestone officers David Sharp and Eric Lee; and, as individuals, James Pinto, Richard Bartlett and Jerry Seslowe. Among other matters, the Proceeding alleges that the defendants conspired to acquire the customer base and assets of HAP which the Complaint contends the defendants did not otherwise rightfully own. Damages sought in the claim approximate $6,000,000. The Company believes that it has good defenses with which to refute the Trustee's claim.

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


                                                   Wedgestone Financial



Date:    May 12, 1998                              By: /s/   Eric H. Lee
                                                       -----------------
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)






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